Form 10-Q
period 2003-03-30
BLUEHALL INC; VERONA INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP INTERNATIONAL CORP; ISP CHEMCO INC; ISP MANAGEMENT CO INC; ISP FREETOWN FINE CHEMICALS INC; ISP ALGINATES INC; ISP GLOBAL TECHNOLOGIES INC /NY/
filed 2003-05-14
CIK 883545, 885716, 883521, 883522, 883533, 1067851, 1159969, 1159970, 1159971, 1159972

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 30, 2003

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-17827-01

                                 ISP CHEMCO INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                         51-0382622
(State or other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                       Identification No.)


 300 DELAWARE AVENUE, SUITE 303, WILMINGTON, DELAWARE            19801
(Address of principal executive offices)                       (Zip Code)

                                (302) 427-5818
             (Registrant's telephone number, including area code)

                                     NONE
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

                     -----------------------------------
                     SEE TABLE OF ADDITIONAL REGISTRANTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).   Yes  / /   No  /X/

     As of May 13, 2003, 100 shares of the registrant's common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of the registrant. As of May 13, 2003, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

     THE REGISTRANT AND THE ADDITIONAL REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            ADDITIONAL REGISTRANTS

                                                                                                  Address, including zip
                                                                            Commission File       code and telephone
Exact name of registrant as     State or other               No. of         No./ I.R.S.           number, including area
specified in its charter        jurisdiction of              Shares         Employer              code, of registrant's
                                incorporation or             Outstanding    Identification No.    principal executive
                                organization                                                      offices
---------------------------     ----------------             -----------    -----------------     -------------------------
ISP Chemicals Inc.              Delaware                     10             333-70144-08/         Route 95 Industrial Area,
                                                                            22-3807357            P.O. Box 37
                                                                                                  Calvert City, KY 42029
                                                                                                  (270) 395-4165
ISP Minerals Inc.               Delaware                     10             333-70144-07/         34 Charles Street
                                                                            22-3807370            Hagerstown, MD 21740
                                                                                                  (301) 733-4000
ISP Technologies                Delaware                     10             333-70144-09/         4501 Attwater Avenue
Inc.                                                                        22-3807372            and State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411
ISP  Management                 Delaware                     10             333-70144-13/         1361 Alps Road
  Company, Inc.                                                             22-3807364            Wayne, NJ  07470
                                                                                                  (973) 628-4000
Bluehall Incorporated           Delaware                      1             033-44862-15/         c/o ISP Management
                                                                            13-3335905            Company, Inc.
                                                                                                  1361 Alps Road
                                                                                                  Wayne, NJ 07470
                                                                                                  (973) 628-4000
Verona Inc.                     Delaware                     100            033-44862-16/         1361 Alps Road
                                                                            22-3036319            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Real Estate Company,        Delaware                     2              033-44862-12/         1361 Alps Road
    Inc.                                                                    22-2886551            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Freetown Fine               Delaware                     10             033-70144-12/         238 South Main Street
  Chemicals Inc.                                                            52-2069636            Assonet, MA  02702
                                                                                                  (508) 672-0634
ISP International Corp.         Delaware                     10             033-44862-07/         300 Delaware Avenue
                                                                            51-0333734            Suite 303
                                                                                                  Wilmington, DE  19801
                                                                                                  (302) 427-5715
ISP (Puerto Rico) Inc.          Delaware                     10             033-44862-03/         Mirador de Bairoa
                                                                            22-2934561            Calle 27 ST-14
                                                                                                  HC01 Box 29030
                                                                                                  PMB 15
                                                                                                  Caguas, PR 00725-8900
                                                                                                  (787) 744-3188
ISP Alginates Inc.              Delaware                     10             333-70144-11/         2145 East Belt Street
                                                                            22-3676745            San Diego, CA 92113
                                                                                                  (619) 557-3100
ISP Environmental               Delaware                     10             033-44862-04/         1361 Alps Road
  Services Inc.                                                             51-0333801            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Global                      Delaware                     10             333-70144-10/         300 Delaware Avenue
  Technologies Inc.                                                         22-3807358            Suite 303
                                                                                                  Wilmington, DE  19801
                                                                                                  (302) 427-5852
ISP Investments Inc.            Delaware                     10             033-44862-08/         300 Delaware Avenue
                                                                            22-3807361            Suite 303
                                                                                                  Wilmington, DE  19801
                                                                                                  (302) 427-5822

                            ADDITIONAL REGISTRANTS

                                                                                                   Address, including zip
                                                                            Commission File No./   code and telephone
Exact name of registrant as     State or other               No. of         I.R.S. Employer        number, including area
specified in its charter        jurisdiction of              Shares         Identification No.     code, of registrant's
                                incorporation or             Outstanding                           principal executive
                                organization                                                       offices
---------------------------     ----------------             -----------    -------------------   --------------------------
ISP Chemicals LLC               Delaware                     N/A            333-70144-04/         Route 95 Industrial Area,
                                                                            22-3807378            P.O. Box 37
                                                                                                  Calvert City, KY 42029
                                                                                                  (270) 395-4165
ISP Management LLC              Delaware                     N/A            333-70144-05/         1361 Alps Road
                                                                            22-3807385            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Minerals LLC                Delaware                     N/A            333-70144-01/         34 Charles Street
                                                                            22-3807387            Hagerstown, MD 21740
                                                                                                  (301) 733-4000
ISP Technologies                Delaware                     N/A            333-70144-06/          4501 Attwater Avenue and
   LLC                                                                      22-3807390            State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411
ISP Investments                 Delaware                     N/A            333-70144-03/         300 Delaware Avenue
   LLC                                                                      22-3807381            Suite 303
                                                                                                  Wilmington, DE 19801
                                                                                                  (302) 427-5822
ISP Global                      Delaware                     N/A            333-70144-02/         300 Delaware Avenue
   Technologies                                                             22-3807380            Suite 303
LLC                                                                                               Wilmington, DE 19801
                                                                                                  (302) 427-5852


                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS


                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                      Quarter Ended
                                                   ---------------------
                                                   March 31,   March 30,
                                                     2002        2003
                                                   ---------  ----------
                                                        (Thousands)

Net sales........................................  $ 219,124  $  232,576
Cost of products sold............................   (145,377)   (152,593)
Selling, general and administrative..............    (42,470)    (43,793)
Other operating gains and (charges), net.........      2,832      (1,451)
Amortization of intangible assets................       (402)       (144)
                                                   ---------  ----------
Operating income.................................     33,707      34,595
Interest expense.................................    (16,521)    (13,421)
Charge for early retirement of debt..............     (4,294)          -
Other expense, net...............................     (1,871)     (1,337)
                                                   ---------  ----------
Income before income taxes and cumulative effect
   of changes in accounting principles...........     11,021      19,837
Income taxes.....................................     (3,888)     (6,603)
                                                   ---------  ----------
Income before cumulative effect of changes in
  accounting principles..........................      7,133      13,234

Cumulative effect of changes in accounting
  principles, net of income tax benefit of
  $600 in 2003...................................   (155,400)     (1,021)
                                                   ---------  ----------
Net income (loss)................................  $(148,267) $   12,213
                                                   =========  ==========















      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 March 30,
                                                  December 31,     2003
                                                      2002     (Unaudited)
                                                  ------------ -----------
                                                         (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   33,291   $   20,943
  Accounts receivable, trade, less allowance of
    $6,022 and $6,050 at December 31, 2002 and
    March 30, 2003, respectively.................     79,780      100,438
  Accounts receivable, other.....................     15,371       17,913
  Receivables from related parties...............     12,412       17,816
  Inventories....................................    176,217      167,171
  Deferred income tax assets.....................     34,687       36,636
  Prepaid expenses...............................      9,822       11,144
                                                  ----------   ----------
    Total Current Assets.........................    361,580      372,061
Property, plant and equipment, net...............    565,441      561,297
Goodwill, net of accumulated amortization
  of $180,486....................................    325,706      325,706
Intangible assets, net...........................      9,442        9,298
Long-term receivable from related party..........     30,298       30,752
Other assets.....................................     43,016       44,088
                                                  ----------   ----------
Total Assets..................................... $1,335,483   $1,343,202
                                                  ==========   ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt................................ $      144   $       65
  Current maturities of long-term debt...........      2,732        2,796
  Accounts payable...............................     53,205       56,455
  Accrued liabilities............................     89,902       71,695
  Income taxes payable...........................     34,201       34,317
                                                  ----------   ----------
    Total Current Liabilities....................    180,184      165,328
                                                  ----------   ----------
Long-term debt less current maturities...........    623,008      622,881
                                                  ----------   ----------
Deferred income taxes............................    100,715      104,632
                                                  ----------   ----------
Other liabilities................................    103,678      107,309
                                                  ----------   ----------
Shareholder's Equity:
   Common stock, $.01 par value per share;
    1,000 shares authorized; 100 shares issued
    and outstanding .............................          -            -
  Additional paid-in capital.....................    398,023      399,474
  Accumulated deficit............................    (51,126)     (38,913)
  Accumulated other comprehensive loss...........    (18,999)     (17,509)
                                                  ----------   ----------
    Total Shareholder's Equity...................    327,898      343,052
                                                  ----------   ----------
Total Liabilities and Shareholder's Equity....... $1,335,483   $1,343,202
                                                  ==========   ==========


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              Quarter Ended
                                                           -------------------
                                                           March 31,  March 30,
                                                             2002       2003
                                                           --------  ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period...........  $  10,830  $ 33,291
                                                           ---------  --------
Cash provided by (used in) operating activities:
  Net income (loss)......................................   (148,267)   12,213
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Cumulative effect of changes in accounting
        principles.......................................    155,400     1,021
      Depreciation.......................................     13,653    14,814
      Amortization of intangible assets..................        402       144
      Deferred income taxes..............................     (1,258)    2,568
  Increase in working capital items......................     (6,417)  (28,978)
  Proceeds (repayments) from sale of accounts receivable.      1,410    (1,339)
  Increase in net receivable from related parties........     (7,963)   (5,858)
  Change in cumulative translation adjustment............         23        66
  Other, net.............................................      3,515       (12)
                                                           ---------  --------
Net cash provided by (used in) operating activities......     10,498    (5,361)
                                                           ---------  --------
Cash used in investing activities:
  Capital expenditures...................................     (8,778)   (9,655)
                                                           ---------  --------
Net cash used in investing activities....................     (8,778)   (9,655)
                                                           ---------  --------
Cash provided by (used in) financing activities:
  Decrease in short-term debt............................        (60)      (79)
  Decrease in borrowings under revolving credit facility.     (7,850)        -
  Repayments of long-term debt...........................   (182,861)     (128)
  Call premium on redemption of debt.....................     (2,734)        -
  Decrease in restricted cash............................    182,130         -
  Debt issuance costs....................................       (493)        -
  Capital contribution from parent company...............      6,891     1,451
                                                           ---------  --------
Net cash provided by (used in) financing activities......     (4,977)    1,244
                                                           ---------  --------
Effect of exchange rate changes on cash..................        (57)    1,424
                                                           ---------  --------
Net change in cash and cash equivalents..................     (3,314)  (12,348)
                                                           ---------  --------
Cash and cash equivalents, end of period.................  $   7,516  $ 20,943
                                                           =========  ========








      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                                                         Quarter Ended
                                                      -------------------
                                                      March 31,  March 30,
                                                        2002       2003
                                                      --------- ---------
                                                           (Thousands)

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized).............  $ 26,325  $ 13,213
    Income taxes (including taxes paid pursuant to
       the Tax Sharing Agreement)....................     1,961     3,858
































      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                 ISP CHEMCO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at March 30, 2003, and the results of operations and cash flows for the periods ended March 31, 2002 and March 30, 2003. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K").


NOTE 1.  ADOPTION OF NEW ACCOUNTING STANDARDS

     On January 14, 2002, the Company's indirect parent company, International Specialty Products Inc. ("ISP"), redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003 (the "2003 Notes"), of which $182.1 million was reflected on the Company's Consolidated Balance Sheet at December 31, 2001. As a result, the Company recorded an extraordinary loss on the early retirement of debt of $2.8 million ($4.3 million before income tax benefit of $1.5 million). In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of Accounting Principles Board Opinion No. 30 for classification as extraordinary. The Company adopted SFAS No. 145 effective January 1, 2003 and, as a result, the first quarter 2002 Consolidated Statement of Operations was restated to reclassify the pre-tax extraordinary charge of $4.3 million on the early retirement of debt to a separate line item of pre-tax income. The tax benefit of $1.5 million related to the extraordinary charge has been reclassified and is included in "Income taxes."

     On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company adopted SFAS No. 142 effective as of January 1, 2002. Accordingly, during the second quarter of 2002, the Company completed a transitional impairment test, effective January 1, 2002, and recognized a goodwill impairment loss of $155.4 million as the cumulative effect of a change in accounting principle. The Consolidated Statement of Operations for the first quarter of 2002 has been restated to reflect this loss.


NOTE 2.  ASSET RETIREMENT OBLIGATIONS

     The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company holds long-lived assets that have legal obligations associated with their retirement. These assets include deep wells that require capping, minerals quarries that require reclamation and other plant assets subject to certain environmental regulations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the

                               ISP CHEMCO INC.

NOTE 2. ASSET RETIREMENT OBLIGATIONS - (CONTINUED)

period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. Subsequent to the initial measurement of the ARO, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. If the obligation is settled for other than the carrying amount of the liability, the Company would then recognize a gain or loss on settlement. As a result of adopting SFAS No. 143, effective January 1, 2003, the Company recognized an after-tax charge of $1.0 million ($1.6 million before an income tax benefit of $0.6 million) as the cumulative effect of a change in accounting principle, and recorded an ARO of $1.9 million and a net increase in property, plant and equipment of $0.3 million. The ongoing expense on an annual basis resulting from the initial adoption of SFAS No. 143 is approximately $0.2 million.

      The change in the ARO during the quarter ended March 30, 2003 is as follows:

                                                                 (Thousands)
          ARO liability recognized as of January 1, 2003......     $  1,871
          Liabilities incurred, quarter ended March 30, 2003...           8
          ARO liability accretion..............................          53
                                                                   --------
          ARO liability balance, March 30, 2003................    $  1,932
                                                                   ========


NOTE 3.  NEW ACCOUNTING STANDARDS


     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As the Company has no plans at this time for any exit or disposal activities, the adoption of SFAS No. 146 will not have any immediate effect on the Company's Consolidated Financial Statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as

                               ISP CHEMCO INC.

NOTE 3.  NEW ACCOUNTING STANDARDS - (CONTINUED)

reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications required for fiscal years ending after December 15, 2002 were disclosed in the Company's 2002 Form 10-K. However, as discussed in Note 4, with the completion of the going private transaction by ISP in February 2003, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to the Company as it relates to those plans. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and has adopted the additional disclosure provisions of SFAS No. 148. Since compensation expense related to such incentive units is included in the actual Consolidated Statements of Operations, the Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as a financial standby letter of credit, a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees, indemnification contracts or indirect guarantees of indebtedness of others that would be subject to the initial recognition and measurement provisions of FIN 45. As discussed in
Note 9, the Company's 10 1/4% Senior Subordinated Notes due 2011 are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make

                               ISP CHEMCO INC.

NOTE 3.  NEW ACCOUNTING STANDARDS - (CONTINUED)

decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not have an interest in a variable interest entity. Therefore, FIN 46 does not currently have an impact on the Company's Consolidated Financial Statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have an immediate impact on the Company's Consolidated Financial Statements.


NOTE 4.  OTHER OPERATING GAINS AND CHARGES

     On February 28, 2003, ISP completed a going private transaction whereby stockholders of ISP approved the Agreement and Plan of Merger dated as of November 8, 2002 of International Specialty Products Holdings Inc. with and into ISP and pursuant to which holders of ISP common stock received $10.30 per share in cash for each share of ISP common stock owned (except as otherwise provided in the merger agreement). As a result of completing this going private transaction, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. As a result, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received a cash amount equal to the excess of $10.30 over the exercise price of such stock options, aggregating $1.5 million. Compensation expense of $1.5 million related to the payment for stock option terminations was recorded in the first quarter of 2003 and is included in "Other operating gains and (charges), net." In addition, outstanding restricted common stock awards will be replaced with long-term incentive units of comparable value and vesting. First quarter 2002 results included an other operating gain of $2.8 million for a contract termination related to the sale of the Company's FineTech business. For additional information, reference is made to Note 6 to Consolidated Financial Statements contained in the 2002 Form 10-K.

                               ISP CHEMCO INC.

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill by business segment is as follows. There were no changes in the carrying amount of goodwill in the quarter ended March 30, 2003. However, see Note 7 for a discussion of a change in the composition of the Company's business segments, effective January 1, 2003.


                                                 Specialty        Industrial         Mineral       Total
                                                 Chemicals        Chemicals         Products      Goodwill
                                                ----------       -----------        --------      ---------
                                                                         (Thousands)
   Balance, December 31, 2002 and
     March 30, 2003..................           $ 274,167        $       --         $  51,539     $ 325,706
                                                =========        ==========         =========     =========



     Intangible assets at December 31, 2002 and March 30, 2003 relate to the Company's biocides business, which was acquired on December 31, 2001. The following is information as of December 31, 2002 and March 30, 2003 related to the Company's acquired intangible assets:


                                                                             December 31, 2002             March 30, 2003
                                                           Range of    ----------------------------   ---------------------------
                                                         Amortizable   Gross Carrying  Accumulated    Gross Carrying  Accumulated
                                                            Lives          Amount      Amortization       Amount      Amortization
                                                         -----------   --------------  ------------   --------------  ------------
                                                                                       (Dollars in Thousands)
  Intangible assets subject to amortization:
    Patents............................................  5-20 years    $      669      $      (57)    $      669      $     (71)
    Non-compete agreements.............................  2- 5 years         1,571            (485)         1,571           (607)
    EPA registrations..................................     5 years           167             (33)           167            (41)
                                                                       ----------      ----------     ----------      ---------
      Total amortized intangible assets.........                            2,407            (575)         2,407           (719)
                                                                       ----------      ----------     ----------      ---------
  Intangible assets not subject to amortization:
    Trademarks.........................................                     2,962              --          2,962             --
    EPA registrations..................................                     4,648              --          4,648             --
                                                                       ----------      ----------     ----------      ---------
      Total unamortized intangible assets..............                     7,610              --          7,610             --
                                                                       ----------      ----------     ----------      ---------

  Total intangible assets..............................                $   10,017      $     (575)    $   10,017      $    (719)
                                                                       ==========      ==========     ==========      =========



        Estimated amortization expense:
        Year ended December 31,                                 (Thousands)
                                                                -----------
        2003...........................................         $     575
        2004...........................................               290
        2005...........................................               290
        2006...........................................               290
        2007...........................................                26

                               ISP CHEMCO INC.

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

                                                          Quarter Ended
                                                     ---------------------
                                                     March 31,   March 30,
                                                       2002        2003
                                                     ---------   ---------
                                                           (Thousands)

Net income (loss)..................................  $(148,267)   $ 12,213
                                                     ---------    --------
Other comprehensive income, net of tax:
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
  Net derivative losses, net of income tax
    benefit of $1.................................         (2)          -
  Less: reclassification adjustment for losses
    included in net income (loss), net of income
    tax benefit of $218...........................       (375)          -
                                                    ---------    --------
  Total change for the period.....................        373           -
  Foreign currency translation adjustment.........        (34)      1,490
                                                    ---------    --------
Total other comprehensive income .................        339       1,490
                                                    ---------    --------
Comprehensive income (loss).......................  $(147,928)   $ 13,703
                                                    =========    ========

     Changes in the components of "Accumulated other comprehensive loss" for the quarter ended March 30, 2003 are as follows:

                                    Cumulative    Additional
                                    Foreign       Minimum       Accumulated
                                    Currency      Pension       Other
                                    Translation   Liability     Comprehensive
                                    Adjustment    Adjustment    Loss
                                    -----------   ----------    -----------
                                                  (Thousands)
Balance, December 31, 2002.......   $  (13,595)   $  (5,404)    $ (18,999)
Change for the period............        1,490            -         1,490
                                    ----------    ---------     ---------
Balance, March 30, 2003..........   $  (12,105)   $  (5,404)    $ (17,509)
                                    ==========    =========     =========

                               ISP CHEMCO INC.

NOTE 7.  BUSINESS SEGMENT INFORMATION

                                                            Quarter Ended
                                                        ---------------------
                                                        March 31,   March 30,
                                                          2002        2003
                                                        ---------   ---------
                                                             (Thousands)
Net sales (1):
  Specialty Chemicals................................   $ 159,571   $ 157,913
  Industrial Chemicals...............................      35,525      49,136
  Mineral Products (2)...............................      24,028      25,527
                                                        ---------   ---------
Net sales............................................   $ 219,124   $ 232,576
                                                        =========   =========
Operating income (1):
  Specialty Chemicals ...............................   $  25,441   $  33,243
  Industrial Chemicals...............................       2,661      (2,728)
  Mineral Products...................................       5,669       3,998
                                                        ---------   ---------
  Total segment operating income.....................      33,771      34,513
  Unallocated corporate office.......................         (64)         82
                                                        ---------    --------
Total operating income...............................      33,707      34,595
Interest expense and other, net......................     (22,686)    (14,758)
                                                        ---------   ---------
Income before income taxes and cumulative effect of
   changes in accounting principles..................   $  11,021   $  19,837
                                                        =========   =========

(1) Effective January 1, 2003, the Company changed the composition of its reportable segments to be consistent with the current structure of the Company's businesses. Over the last several years, the Company has focused its efforts on its higher margin consumer-oriented businesses while deemphasizing its low margin industrial business. Consistent with that business focus, the Company will now report three business segments:
     Specialty Chemicals, Industrial Chemicals and Mineral Products. The Company's Specialty Chemicals segment will consist of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines. Sales and operating income by business segment for the quarter ended March 31, 2002 have been restated to conform with the 2003 presentation.

(2) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $19.1 and $19.7 million for the first quarter of 2002 and 2003, respectively.

                               ISP CHEMCO INC.

NOTE 8.  INVENTORIES

     Inventories comprise the following:

                                       December 31,   March 30,
                                           2002         2003
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $113,912      $105,794
     Work-in-process...............       32,407        33,197
     Raw materials and supplies....       29,898        28,180
                                        --------      --------
     Inventories...................     $176,217      $167,171
                                        ========      ========

     At December 31, 2002 and March 30, 2003, $62.0 and $57.0 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $2.8 and $3.7 million higher at December 31, 2002 and March 30, 2003, respectively.


NOTE 9. GUARANTOR FINANCIAL INFORMATION

     In June 2001, the Company and three of its wholly owned subsidiaries issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes") in a private placement. On each of July 31, 2001 and November 13, 2001, the Company and its three subsidiaries issued an additional $100.0 million of the 2011 Notes. The 2011 Notes are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

     ISP Global Technologies Inc., which is a guarantor of the 2011 Notes, is party to a License and Royalty Agreement with non-guarantor foreign affiliates. Under this agreement, ISP Global Technologies granted a license to certain non-guarantor foreign affiliates for the use of the Patent Rights, Know-how and Trademarks in connection with the manufacture, use and sale of the Company's products.

     Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiaries. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the Company's guarantor subsidiaries and non-guarantor subsidiaries is not included herein because management has determined that such information is not material to investors.

                               ISP CHEMCO INC.

NOTE 9. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002
                                   (Thousands)


                                                                                      Non-
                                                     Parent        Guarantor       Guarantor
                                                     Company       Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                    ---------      ------------    ------------     ------------    ------------
Net sales ................................          $       -      $  115,820      $  103,304       $        -      $  219,124
Intercompany net sales ...................                  -          52,163           9,350          (61,513)              -
                                                    ---------      -----------     ----------       ----------      ----------
   Total net sales .......................                  -         167,983         112,654          (61,513)        219,124
                                                    ---------      ----------      -----------      ----------      ----------
Cost of products sold ....................                  -        (122,129)        (84,761)          61,513        (145,377)
Selling, general and administrative ......                  -         (27,567)        (14,903)                         (42,470)
Other operating gains and (charges), net..                  -           2,832               -                            2,832
Amortization of intangible assets.........                  -            (377)            (25)                            (402)
                                                    ---------      -----------     -----------      ----------      ----------
Operating income .........................                  -          20,742          12,965                -          33,707
Equity in loss of subsidiaries ...........           (103,046)              -               -          103,046               -
Intercompany royalty income (expense), net                  -           7,141          (7,141)                               -
Intercompany dividend income .............                  -               -               -                                -
Interest expense .........................                503         (18,092)          1,068                          (16,521)
Charge for early retirement of debt.......             (4,294)              -               -                           (4,294)
Other expense, net .......................                 (2)           (451)         (1,418)                          (1,871)
                                                    ---------      ----------      ----------       ----------      ----------
Income before income taxes and cumulative
  effect of change in accounting principle           (106,839)          9,340           5,474          103,046          11,021
Income taxes .............................              1,285          (3,215)         (1,958)                          (3,888)
                                                    ---------      ----------      ----------       ----------      ----------
Income before cumulative effect of change
  in accounting principle.................           (105,554)          6,125           3,516          103,046           7,133
Cumulative effect of change in accounting
   principle..............................            (42,713)       (112,687)              -                         (155,400)
                                                    ---------      ----------      ----------       ----------      ----------
Net income (loss) ........................          $(148,267)     $ (106,562)     $    3,516       $  103,046      $ (148,267)
                                                    =========      ==========      ==========       ==========      ==========



                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          QUARTER ENDED MARCH 30, 2003
                                  (Thousands)
                                                                                       Non-
                                                     Parent        Guarantor        Guarantor
                                                     Company      Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                    --------      ------------     ------------    ------------    ------------
Net sales ................................          $      -       $  107,639      $  124,937       $        -      $  232,576
Intercompany net sales ...................                 -           56,687           2,633          (59,320)              -
                                                    --------       -----------     ----------       ----------      ----------
   Total net sales .......................                 -          164,326         127,570          (59,320)        232,576
                                                    --------       ----------      -----------      ----------      ----------
Cost of products sold ....................                 -         (116,793)        (95,120)          59,320        (152,593)
Selling, general and administrative ......                 -          (28,904)        (14,889)                         (43,793)
Other operating gains and (charges), net..                 -           (1,376)            (75)                          (1,451)
Amortization of intangibles ..............                 -             (144)              -                             (144)
                                                    --------       -----------     ----------       ----------      ----------

Operating income .........................                 -           17,109          17,486                -          34,595
Equity in income of subsidiaries .........            12,390                -               -          (12,390)              -
Intercompany royalty income (expense), net                 -            9,200          (9,200)                               -
Intercompany dividend income .............                 -              733               -             (733)              -
Interest expense .........................               857          (14,919)            641                          (13,421)
Other expense, net .......................                (2)          (1,716)            381                           (1,337)
                                                    --------       ----------      ----------       ----------      ----------
Income before income taxes and cumulative
  effect of change in accounting principle            13,245           10,407           9,308          (13,123)         19,837
Income taxes .............................              (299)          (5,369)           (935)                          (6,603)
                                                    --------       ----------      ----------       ----------      ----------
Income before cumulative effect of change
  in accounting principle.................            12,946            5,038           8,373          (13,123)         13,234
Cumulative effect of change in accounting
  principle, net of income tax benefit of
   $600 ..................................                 -             (583)           (438)                          (1,021)
                                                    --------       ----------      ----------       ----------      ----------
Net income ...............................          $ 12,946       $    4,455      $    7,935       $  (13,123)     $   12,213
                                                    ========       ==========      ==========       ==========      ==========


                                ISP CHEMCO INC.

NOTE 9. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002
                                 (Thousands)

                                                                                      Non-
                                                    Parent         Guarantor       Guarantor
                                                    Company       Subsidiaries    Subsidiaries      Eliminations   Consolidated
                                                   ---------      ------------    ------------      ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............         $       6       $   17,735      $  15,550        $        -      $    33,291
   Accounts receivable, trade, net .......                 -            6,025         73,755                             79,780
   Accounts receivable, other ............                 -            4,835         10,536                             15,371
   Receivable from related parties, net ..               (32)          12,875           (431)                            12,412
   Inventories ...........................                 -          104,000         72,217                            176,217
   Deferred income tax assets.............                 -           19,313         15,374                             34,687
   Prepaid expenses ......................                 -            4,948          4,874                              9,822
                                                   ---------       ----------      ---------        ----------      -----------
     Total current assets ................               (26)         169,731        191,875                 -          361,580
Investment in subsidiaries ...............           294,505          171,977              -          (466,482)               -
Intercompany loans .......................            16,021          (16,354)           333                                  -
Due from (to) subsidiaries, net ..........                 -           52,554        (52,554)                                 -
Property, plant and equipment ............                 -          497,768         67,673                            565,441
Goodwill .................................            89,931          235,775              -                            325,706
Intangible assets ........................                 -            9,442              -                              9,442
Long-term receivable from parent company .                 -                -         30,298                             30,298
Other assets .............................                 -           42,676            340                             43,016
                                                   ---------       ----------      ---------        ----------      -----------
Total Assets .............................         $ 400,431       $1,163,569      $ 237,965        $ (466,482)     $ 1,335,483
                                                   =========       ==========      =========        ==========      ===========



LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................         $       -       $        -      $     144        $        -      $       144
   Current maturities of long-term debt ..                 -            2,728              4                              2,732
   Accounts payable ......................                 -           34,870         18,335                             53,205
   Accrued liabilities ...................                 -           66,229         23,673                             89,902
   Income taxes payable...........                    16,520            3,472         14,209                             34,201
                                                   ---------       ----------      ---------        ----------      -----------
     Total Current liabilities ...........            16,520          107,299         56,365                 -          180,184
Long-term debt less current maturities ...                 -          623,002              6                            623,008
Deferred income taxes ....................                 -           91,771          8,944                            100,715
Other liabilities ........................            56,013           46,992            673                            103,678
Total Shareholder's Equity ...............           327,898          294,505        171,977          (466,482)         327,898
                                                   ---------       ----------      ---------        ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................         $ 400,431       $1,163,569      $ 237,965        $ (466,482)     $ 1,335,483
                                                   =========       ==========      =========        ==========      ===========



                                ISP CHEMCO INC.

NOTE 9. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                MARCH 30, 2003
                                 (Thousands)


                                                                                      Non-
                                                    Parent         Guarantor       Guarantor
                                                    Company       Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                   ---------      ------------    ------------     ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............         $       8       $    6,548      $  14,387        $        -      $    20,943
   Accounts receivable, trade, net .......                 -            4,439         95,999                            100,438
   Accounts receivable, other ............                 -            3,762         14,151                             17,913
   Receivable from related parties, net ..               184           17,875           (243)                            17,816
   Inventories ...........................                 -          100,487         66,684                            167,171
   Deferred income tax assets.............                 -           19,314         17,322                             36,636
   Prepaid expenses ......................                 -            6,324          4,820                             11,144
                                                   ---------       ----------      ---------        ----------      -----------
     Total current assets ................               192          158,749        213,120                 -          372,061
Investment in subsidiaries ...............           310,210          182,894              -          (493,104)               -
Intercompany loans .......................            16,021          (16,354)           333                                  -
Due from (to) subsidiaries, net ..........                 -           63,502        (63,502)                                 -
Property, plant and equipment ............                 -          493,418         67,879                            561,297
Goodwill .................................            89,931          235,775              -                            325,706
Intangible assets ........................                 -            9,298              -                              9,298
Long-term receivable from parent company .                 -                -         30,752                             30,752
Other assets .............................                 -           43,752            336                             44,088
                                                   ---------       ----------      ---------        ----------      -----------
Total Assets .............................         $ 416,354       $1,171,034      $ 248,918        $ (493,104)     $ 1,343,202
                                                   =========       ==========      =========        ==========      ===========



LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................         $       -       $        -      $      65        $        -      $        65
   Current maturities of long-term debt ..                 -            2,792              4                              2,796
   Accounts payable ......................                 -           33,513         22,942                             56,455
   Accrued liabilities ...................                 -           52,627         19,068                             71,695
   Income taxes payable...................            17,300            3,471         13,546                             34,317
                                                   ---------       ----------      ---------        ----------      -----------
     Total Current liabilities ...........            17,300           92,403         55,625                 -          165,328
Long-term debt less current maturities ...                 -          622,875              6                            622,881
Deferred income taxes ....................                 -           95,606          9,026                            104,632
Other liabilities ........................            56,002           49,940          1,367                            107,309
Total Shareholder's Equity ...............           343,052          310,210        182,894          (493,104)         343,052
                                                   ---------       ----------      ---------        ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................         $ 416,354       $1,171,034      $ 248,918        $ (493,104)     $ 1,343,202
                                                   =========       ==========      =========        ==========      ===========

                                ISP CHEMCO INC.

NOTE 9. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                         QUARTER ENDED MARCH 31, 2002
                                  (Thousands)


                                                                                                     Non-
                                                                      Parent       Guarantor       Guarantor
                                                                     Company      Subsidiaries    Subsidiaries      Consolidated
                                                                    --------      ------------   -------------      ------------
Cash and cash equivalents, beginning of period............          $      5      $    3,611     $      7,214        $  10,830
                                                                    --------      ----------      -----------        ---------
Cash provided by (used in) operating activities:
  Net income (loss).....................................             (45,221)       (106,562)           3,516         (148,267)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Cumulative effect of change in accounting principle..            42,713         112,687                -          155,400
     Depreciation.........................................                 -          11,289            2,364           13,653
     Amortization of intangible assets....................                 -             377               25              402
     Deferred income taxes................................            (1,460)          2,897           (2,695)          (1,258)
  (Increase) decrease in working capital items............             7,211         (14,322)             694           (6,417)
  Proceeds from sale of accounts receivable...............                 -               -            1,410            1,410
  (Increase) decrease in receivable from related parties..              (169)         (7,103)            (691)          (7,963)
  Change in amounts due to (from) subsidiaries............                 -           7,621           (7,621)               -
  Change in investment in and advances to affiliates......            89,549         (94,499)           4,950                -
  Change in cumulative translation adjustment.............                 -               -               23               23
  Other, net..............................................             4,322            (750)             (57)           3,515
                                                                    --------      ----------      -----------        ---------
Net cash provided by (used in) operating activities.......            96,945         (88,365)           1,918           10,498
                                                                    --------      ----------      ------------       ---------
Cash used in investing activities:
  Capital expenditures....................................                 -          (7,063)          (1,715)          (8,778)
                                                                    --------      -----------     -----------        ---------
Net cash used in investing activities.....................                 -          (7,063)          (1,715)          (8,778)
                                                                    --------      ----------      -----------        ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt.............................                 -               -              (60)             (60)
  Decrease in borrowings under revolving
    credit facility.......................................                 -          (7,850)               -           (7,850)
  Repayments of long-term debt............................          (182,232)           (617)             (12)        (182,861)
  Call premium on redemption of debt......................            (2,734)              -                -           (2,734)
  Change in net intercompany loans........................                 -             510             (510)               -
  Decrease in restricted cash.............................            81,130         101,000                -          182,130
  Debt issuance costs.....................................                 -            (493)               -             (493)
  Capital contribution from parent company................             6,891               -                -            6,891
                                                                    --------      -----------     -----------        ---------
Net cash provided by (used in) financing activities.......           (96,945)         92,550             (582)          (4,977)
                                                                    --------      ----------      -----------        ---------
Effect of exchange rate changes on cash...................                 -               -              (57)             (57)
                                                                    --------      ----------      -----------        ---------
Net change in cash and cash equivalents...................                 -          (2,878)            (436)          (3,314)
                                                                    --------      ----------      -----------        ---------
Cash and cash equivalents, end of period..................          $      5      $      733      $     6,778        $   7,516
                                                                    ========      ==========      ===========        =========


                                ISP CHEMCO INC.

NOTE 9. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                          QUARTER ENDED MARCH 30, 2003
                                   (Thousands)

                                                                                                      Non-
                                                                     Parent        Guarantor        Guarantor
                                                                     Company      Subsidiaries    Subsidiaries      Consolidated
                                                                    --------      ------------    ------------      ------------
Cash and cash equivalents, beginning of period............          $      6      $   17,735      $    15,550        $  33,291
                                                                    --------      ----------      -----------        ---------
Cash provided by (used in) operating activities:
  Net income .............................................              (177)          4,455            7,935           12,213
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Cumulative effect of change in accounting principle..                 -             583              438            1,021
     Depreciation.........................................                 -          12,015            2,799           14,814
     Amortization of intangible assets....................                 -             144                -              144
     Deferred income taxes................................                 -           4,434           (1,866)           2,568
  (Increase) decrease in working capital items............               780         (10,164)         (19,594)         (28,978)
  Proceeds (repayments) from sale of accounts receivable..                 -               -           (1,339)          (1,339)
  Increase in receivable from related parties.............              (216)         (5,000)            (642)          (5,858)
  Change in amounts due to (from) subsidiaries............                 -         (10,948)          10,948                -
  Change in investment in and advances to affiliates......            (1,825)           (400)           2,225                -
  Change in cumulative translation adjustment.............                 -               -               66               66
  Other, net..............................................               (11)            787             (788)             (12)
                                                                    --------      ----------      -----------        ---------
Net cash provided by (used in) operating activities.......            (1,449)         (4,094)             182           (5,361)
                                                                    --------      ----------      -----------        ---------
Cash used in investing activities:
  Capital expenditures....................................                 -          (7,698)          (1,957)          (9,655)
                                                                    --------      -----------     -----------        ---------
Net cash used in investing activities.....................                 -          (7,698)          (1,957)          (9,655)
                                                                    --------      ----------      -----------        ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt.............................                 -               -              (79)             (79)
  Repayments of long-term debt............................                 -            (128)               -             (128)
  Dividends and distributions to parent company...........                 -             733             (733)               -
  Capital contribution from parent company................             1,451               -                -            1,451
                                                                    --------      ----------     ------------        ---------
Net cash provided by (used in) financing activities.......             1,451             605             (812)           1,244
                                                                    --------      ----------      -----------        ---------
Effect of exchange rate changes on cash...................                 -               -            1,424            1,424
                                                                    --------      ----------      -----------        ---------
Net change in cash and cash equivalents...................                 2         (11,187)          (1,163)         (12,348)
                                                                    --------      ----------      -----------        ---------
Cash and cash equivalents, end of period..................          $      8      $    6,548      $    14,387        $  20,943
                                                                    ========      ==========      ===========        =========


NOTE 10.  CONTINGENCIES

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed. A number of these Environmental Claims are in the early stages or have been dormant for protracted periods.

     While the Company cannot predict whether adverse decisions or events can occur

                                ISP CHEMCO INC.

NOTE 10.  CONTINGENCIES - (CONTINUED)

in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     For further information regarding environmental matters, reference is made to Note 21 to Consolidated Financial Statements contained in the 2002 Form 10-K.

Tax Claim Against G-I Holdings Inc.

     The predecessor of ISP and certain of its domestic subsidiaries were parties to tax sharing agreements with members of a consolidated group for Federal income tax purposes that included G-I Holdings Inc. (the "G-I Holdings Group") in certain prior years. Until January 1, 1997, ISP and its domestic subsidiaries were included in the consolidated Federal income tax returns of the G-I Holdings Group and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Those tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP for periods subsequent to January 1, 1997, because neither the Company nor any of its domestic subsidiaries are members of the G-I Holdings Group for periods after January 1, 1997. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings and one of its subsidiaries, ACI Inc., that also filed for protection under Chapter 11 of the Bankruptcy Code, in the G-I Holdings bankruptcy. If such proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in an amount of approximately $273 million, computed as of March 30, 2003. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. Such objection will be heard by the United States District Court for the District of New Jersey which oversees the G-I Holdings bankruptcy court. For additional information relating to G-I Holdings, reference is made to Notes 9 and 21 to Consolidated Financial Statements contained in the 2002 Form 10-K.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.



RESULTS OF OPERATIONS - FIRST QUARTER 2003 COMPARED WITH
                        FIRST QUARTER 2002

     We have restated our previously issued consolidated financial statements for the first quarter of 2002. See Note 1 to consolidated financial statements for further information.

     We recorded first quarter 2003 net income of $12.2 million compared with a net loss of $148.3 million in the first quarter of 2002. First quarter 2003 results include a $1.0 million after-tax cumulative effect of a change in accounting principle from the adoption of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 143, "Accounting for Asset Retirement Obligations." The first quarter 2002 results included a $155.4 million goodwill impairment charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

     Income before the cumulative effect of changes in accounting principles was $13.2 million for the first quarter of 2003 compared with $7.1 million in the first quarter of 2002. The improved results for the first quarter of 2003 reflects $3.1 million lower interest expense, $0.9 million higher operating income and $0.5 million lower other expense, net. In addition, first quarter 2002 results included a $4.3 million pre-tax charge for the early retirement of debt and an other operating gain of $2.8 million related to a contract termination, while first quarter 2003 results include an other operating charge of $1.5 million for stock option payments related to a going private transaction by our indirect parent company, International Specialty Products Inc., which we refer to as ISP.

     Effective January 1, 2003, we changed the composition of our reportable segments to be consistent with the current structure of our businesses. Over the last several years, we have focused our efforts on our higher margin consumer-oriented businesses while deemphasizing our low margin industrial business. Consistent with that business focus, we will now report three business segments: Specialty Chemicals, Industrial Chemicals and Mineral Products. Our Specialty Chemicals segment will consist of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines. Sales and operating income by business segment for the quarter ended March 31, 2002 have been restated to conform with the 2003 presentation.

     Net sales for the first quarter of 2003 were $232.6 million compared with $219.1 million for the first quarter of 2002. The $13.5 million (6%) increase in sales resulted from higher unit volumes in

Industrial Chemicals and the personal care and pharmaceuticals product lines (totaling $15.5 million) and the favorable impact of the weaker U.S. dollar in Europe ($11.7 million). These sales gains were partially offset by lower pricing in Industrial Chemicals and the personal care product line (totaling $4.2 million) and lower volumes ($10.0 million) in the fine chemicals product line as a result of the loss of sales due to the Polaroid bankruptcy.

     The gross margin for the first quarter of 2003 was 34.4% compared with 33.7% in the first quarter of 2002. The improved margin resulted primarily from favorable manufacturing efficiencies and the favorable impact of the weaker U.S. dollar in the Specialty Chemicals business segment. Lower gross margins for the Industrial Chemicals and Mineral Products segments were adversely impacted by higher energy costs.

     Operating income for the first quarter of 2003 was $34.6 million compared with $33.7 million for the first quarter of 2002. Excluding the other operating gains and charges in each period mentioned above, operating income on a comparable basis was $36.1 million and $30.9 million for the first quarter of 2003 and 2002, respectively (see reconciliation of non-GAAP financial measures below). The higher operating income includes improved results in the Specialty Chemicals business segment, partially offset by losses in the Industrial Chemicals segment and lower results in the Mineral Products segment.

     On a comparable basis, excluding the aforementioned other operating gains and charges, operating income for the Specialty Chemicals segment improved 52% to $34.4 million compared with $22.6 million in last year's first quarter. The improved results were primarily attributable to improved manufacturing efficiencies, lower operating expenses and the favorable impact of the weaker U.S. dollar. The improved results in Specialty Chemicals were adversely impacted by the lack of sales to Polaroid.

     The Industrial Chemicals segment recorded an operating loss of $2.7 million in the first quarter of 2003 compared with operating income of $2.7 million in the first quarter of 2002. The results were mainly attributable to lower pricing and unfavorable manufacturing costs, which were adversely impacted by higher energy costs.

     Operating income for the Mineral Products segment decreased by $1.7 million (30%) to $4.0 million in the first quarter of 2003 because of unfavorable manufacturing costs as a result of higher energy costs.

     Selling, general and administrative expenses for the first quarter of 2003 increased 3% to $43.8 million from $42.5 million in the same period last year as a result of higher selling and distribution costs, but those expenses as a percentage of sales were 18.8% compared with 19.4% in last year's first quarter.

     Interest expense for the first quarter of 2003 was $13.4 million versus $16.5 million for the same period last year. The $3.1 million (19%) decrease was due to lower average borrowings ($2.2 million impact) and, to a lesser extent, lower average interest rates ($0.9 million impact). Other expense, net, for the first quarter of 2003 was $1.3 million compared with $1.9 million in last year's first quarter, with the lower expense due to favorable foreign exchange as a result of the weaker U.S. dollar.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments, Specialty Chemicals, Industrial Chemicals and Mineral Products. As discussed above and in Note 7 to consolidated financial statements, we changed the composition of our reportable segments, effective January 1, 2003. Sales and operating income by business segment for the first quarter of 2002 have been restated to conform to the 2003 presentation.

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to accounting principles generally accepted in the United States of America. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to investors and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow investors and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance in accordance with generally accepted accounting principles.

                                                            First Quarter
                                                          -----------------
                                                            2002      2003
                                                          -------   -------
                                                              (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP...............................  $  33.7   $  34.6
Non-GAAP adjustments:
     Less: Other operating (gains) charges(1)...........     (2.8)      1.5
                                                          -------   -------
Operating income, as adjusted...........................  $  30.9   $  36.1
                                                          =======   =======


Supplemental Business Segment Information:
Operating income:
     Operating Income per GAAP - Specialty Chemicals....  $  25.4   $  33.3
     Non-GAAP adjustments (1)...........................     (2.8)      1.1
                                                          -------   -------
     Operating Income - Specialty Chemicals as adjusted.  $  22.6   $  34.4
                                                          =======   =======

     Operating Income per GAAP - Industrial Chemicals...  $   2.7   $  (2.7)
     Non-GAAP adjustments (1)...........................        -       0.2
                                                          -------   -------
     Operating Income - Industrial Chemicals as adjusted  $   2.7   $  (2.5)
                                                          =======   =======

     Operating Income per GAAP - Mineral Products.......  $   5.7   $   4.0
     Non-GAAP adjustments (1)............................       -       0.2
                                                          -------   -------
     Operating Income - Mineral Products as adjusted....  $   5.7   $   4.2
                                                          =======   =======

     Total segment operating income as adjusted.........  $  31.0   $  36.1
     Unallocated corporate office per GAAP..............     (0.1)        -
                                                          -------   -------
     Operating income, as adjusted......................  $  30.9   $  36.1
                                                          =======   =======

(1) Non-GAAP adjustments in the first quarter of 2003 represent an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction, which is also presented by business segment. In 2002, non-GAAP adjustments represented an other operating gain of $2.8 million related to a contract termination, which related to the Specialty Chemicals business segment.

Specialty Chemicals

     Sales in the first quarter of 2003 were $157.9 million compared with $159.6 million for the same period last year, while operating income for the first quarter of 2003 increased by 31% to $33.3 million from $25.4 million in last year's first quarter. The decrease in sales was attributable to lower unit volumes ($10.0 million) in the fine chemicals product line as a result of the loss of sales due to the termination of the supply and license agreement with Polaroid, and unfavorable pricing ($1.5 million) in the personal care product line in both the skin care and hair care markets. Offsetting these unfavorable impacts on sales were the favorable effect of the weaker U.S. dollar ($8.2 million) and higher unit volumes in the personal care and pharmaceutical product lines (totaling $2.7 million). The higher volumes in personal care products were due to strong growth in the sunscreens and cosmetics markets, mostly in Europe. Favorable pharmaceutical volumes were primarily attributable to strong growth in the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants).

     Excluding the other operating gains and charges discussed above, operating income for the Specialty Chemicals segment increased by 52% for the first quarter of 2003 to $34.4 million compared with $22.6 million in last year's first quarter. The improvement resulted primarily from favorable manufacturing efficiencies ($6.0 million), the favorable effect of the weaker U.S. dollar ($5.0 million), the impact of higher unit volumes ($1.1 million) and lower operating expenses ($1.1 million), partially offset by unfavorable pricing and mix ($1.1 million). The improved results for this segment were adversely impacted by the lack of sales to Polaroid.

Industrial Chemicals

     Sales in the first quarter of 2003 were $49.1 million compared with $35.5 million in the first quarter of 2002. The 38% increase in sales was attributable to higher unit volumes ($12.8 million) and the favorable effect of the weaker U.S. dollar ($3.5 million), partially offset by the continuing adverse effect of unfavorable pricing ($2.7 million) for butanediol.

     The Industrial Chemicals segment recorded an operating loss of $2.7 million in the first quarter of 2003, compared with operating income of $2.7 million in the first quarter of 2002. The unfavorable results were primarily due to higher manufacturing costs ($2.7 million), which were adversely impacted by higher energy costs, and the unfavorable pricing ($2.7 million).

Mineral Products

     Sales for the Mineral Products segment for the first quarter of 2003 were $25.5 million compared with $24.0 million for the first quarter of 2002. The 6% increase was due to higher unit volumes ($0.8 million) and favorable pricing and included $0.9 million (19%) higher third party sales and $0.6 million (3%) higher sales to Building Materials Corporation of America, an affiliate.

     Operating income for the first quarter of 2003 was $4.0 million compared with $5.7 million for the first quarter of 2002. The 30% decrease in operating income was primarily due to unfavorable manufacturing costs as a result of higher energy costs.


LIQUIDITY AND FINANCIAL CONDITION

     During the first quarter of 2003, our net cash outflow before financing activities was $15.0 million and included $5.4 million of cash used in operations and the reinvestment of $9.7 million for capital programs. Cash used in operating activities included a $5.9 million increase in receivables from related parties, mainly due to an increase in the receivable from Building Materials Corporation of America, an affiliate, from the sale of mineral products. Cash invested in additional working capital items totaled $29.0 million during the first quarter of 2003, mainly reflecting a $21.9 million increase in receivables as a result of $29.5 million higher sales in the first quarter of 2003 compared with the fourth quarter of 2002 and a $14.8 million decrease in payables and accrued liabilities mainly due to interest payments. Partially offsetting this increase in working capital items was a $9.0 million decrease in inventories.

     Net cash provided by financing activities during the first quarter of 2003 totaled $1.2 million, primarily a $1.5 million capital contribution from ISP for the payment of stock options related to ISP's going private transaction.

     As a result of the foregoing factors, cash and cash equivalents decreased by $12.3 million during the first quarter of 2003 to $20.9 million.

     As of March 30, 2003, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended March 2004, totaled $$2.8 million, including $2.3 million related to the term loan under our senior credit facilities.

     As part of our acquisition of our Freetown, Massachusetts plant in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In the third quarter of 2002, the majority of Polaroid's assets were acquired by a new owner. As a result, we no longer have a long-term supply contract with Polaroid. These events have negatively impacted the sale of our fine chemicals products and reduced the utilization of our Freetown plant.

     We have an operating lease for a sale-leaseback transaction related to equipment at the Freetown facility, which was entered into in 1998. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The first renewal term commenced during 2002. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. We are obligated to pay a maximum guaranteed payment amount upon the return of the equipment, currently $32.6 million, reduced by 50% of any proceeds from the subsequent sale of the equipment in excess of $4.8 million. Under generally accepted accounting principles, we cannot recognize this future obligation or recognize an impairment loss relative to the Freetown equipment since, as an operating lease, the Freetown equipment is not carried as a long-lived asset on our balance sheet. However, given the current utilization of the Freetown facility as a result of the Polaroid bankruptcy, if we should exercise the purchase option at the end of any future renewal period or at the termination of the lease in 2005, we would then perform a review for possible impairment of the Freetown assets. We are working toward increasing the utilization of the Freetown plant with additional production of certain personal care products.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As we have no plans at this time for any exit or disposal activities, the adoption of SFAS No. 146 will not have any immediate effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications required for fiscal years ending after December 15, 2002 were disclosed in our 2002 Form 10-K. However, as discussed in Note 4 to consolidated financial statements, with the completion of the going private transaction by ISP in February 2003, our stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to us as it relates to those plans. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. We expect to continue to account for our long-term incentive units under the accounting prescribed by FIN 28 and have adopted the additional disclosure provisions of SFAS No. 148. Since compensation expense related to such incentive units is included in the actual consolidated statements of operations, our pro forma net income under SFAS No. 123 would have been the same as actual net income.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as a financial standby letter of credit, a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We currently do not have any guarantees, indemnification contracts or indirect guarantees of indebtedness of others that would be subject to the initial recognition and measurement provisions of FIN 45. As discussed in Note 9 to consolidated financial statements, our 10 1/4% Senior Subordinated Notes due 2011 are guaranteed by all of our domestic subsidiaries, other than certain immaterial subsidiaries and our accounts receivable financing subsidiary.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We do not have an interest in a variable interest entity. Therefore, FIN 46 does not currently have an impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of SFAS No. 149 will have an immediate impact on our consolidated financial statements.

     We have a contract with a multinational supplier to supply a substantial amount of our acetylene needs to our Texas City, Texas facility. This supplier generates this raw material as a by-product from the manufacture of ethylene. Pricing under the contract is on a fixed basis and we are obligated to purchase a specified amount of acetylene under the contract. This supplier has announced the closure of its facility by the end of June 2003. The supplier has an obligation to provide product to us until the end of March 2004 and has confirmed that it will meet this obligation through that date by delivering product from another of its facilities. We have identified several alternative sources of supply of acetylene for the Texas City facility for the period after March 2004. The annualized, incremental cost of acetylene from these sources is estimated to be less than $2.0 million. Although we believe that these alternative sources of supply will be sufficient for our projected needs, there can be no assurance in this regard.

     We also have a contract with another supplier for the delivery of additional amounts of acetylene to our Texas City facility. We are obligated to purchase a specified amount of acetylene under this contract, which expires June 30, 2003. We have secured an alternative source to this agreement and have entered into a five-year contract under which we are obligated to purchase specified quantities of acetylene. Pricing is fixed with escalators tied to the Producer Price Index.

     We anticipate ongoing pressure on our pricing and revenue related to commodity type butanediol and related solvents and intermediates. A key competitor in this market completed construction of additional production capacity in Europe for these products during the third quarter of 2002. Another competitor is expected to complete construction of additional capacity in Asia during the third quarter of 2003. With the opening of these two facilities, the increase in the supply of these products to the merchant market is anticipated to result in increasing downward pressure on pricing.

     See Note 10 to Consolidated Financial Statements for information regarding contingencies.


                                     * * *

Forward-looking Statements

     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form Form 10-K for the fiscal year ended December 31, 2002, for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2002 and March 30, 2003, there were no equity-related financial instruments employed by us to reduce market risk.


                         ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer are responsible for the design, maintenance and effectiveness of disclosure controls and procedures (as defined in the Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934).

     The effectiveness of the disclosure controls and procedures have been evaluated by the Chief Executive Officer and Chief Financial Officer within 90 days of the filing date of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are adequate and effective.

      There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation in connection with the preparation of this Quarterly Report on Form 10-Q.

                                   PART II


                              OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit Number
     --------------

     10.1 Amendment No. 5 to the Amended and Restated Management Agreement, dated as of January 1, 2003, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc. as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.1 to the International Specialty Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).


     99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the current quarter:

     No reports on Form 8-K were filed during the three-month period ended March 30, 2003.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ISP CHEMCO INC.
                               ISP CHEMICALS INC.
                               ISP MINERALS INC.
                               ISP TECHNOLOGIES INC.
                               ISP MANAGEMENT COMPANY, INC.
                               BLUEHALL INCORPORATED
                               VERONA INC.
                               ISP REAL ESTATE COMPANY, INC.
                               ISP FREETOWN FINE CHEMICALS INC.
                               ISP INTERNATIONAL CORP.
                               ISP (PUERTO RICO) INC.
                               ISP ALGINATES INC.
                               ISP ENVIRONMENTAL SERVICES INC.
                               ISP GLOBAL TECHNOLOGIES INC.
                               ISP INVESTMENTS INC.




DATE:  May 13, 2003                BY: /s/ Neal E. Murphy
       ------------                    ------------------

                                       Neal E. Murphy
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  May 13, 2003                BY: /s/Kenneth M. McHugh
       ------------                    --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ISP CHEMICALS LLC
                        By: ISP Chemicals Inc., its Sole Member

                        ISP MANAGEMENT LLC
                        By:  ISP Management Company, Inc., its Sole Member

                        ISP MINERALS LLC
                        By:  ISP Minerals Inc., its Sole Member

                        ISP TECHNOLOGIES LLC
                        By:  ISP Technologies Inc., its Sole Member

                        ISP INVESTMENTS LLC
                        By:  ISP Investments Inc., its Sole Member

                        ISP GLOBAL TECHNOLOGIES LLC
                        By:  ISP Global Technologies Inc., its Sole Member


DATE:  May 13, 2003                BY: /s/Neal E. Murphy
       ------------                    -----------------

                                       Neal E. Murphy
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  May 13, 2003                BY: /s/Kenneth M. McHugh
       ------------                    --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                CERTIFICATION


I, Sunil Kumar, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of ISP Chemco Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 13, 2003

/s/ Sunil Kumar
----------------------------
Name:  Sunil Kumar
Title: President and Chief Executive Officer

                                CERTIFICATION


I, Neal E. Murphy, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of ISP Chemco Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 13, 2003

 /s/ Neal E. Murphy
-------------------------------
Name:   Neal E. Murphy
Title:  Senior Vice President and
          Chief Financial Officer