Form 10-Q
period 2003-06-29
BLUEHALL INC; ISP MINERALS  LLC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP REAL ESTATE CO INC; VERONA INC; ISP CHEMCO INC; ISP MANAGEMENT CO INC
filed 2003-08-13
CIK 883545, 1159983, 883521, 883522, 883533, 883534, 883540, 885716, 1067851, 1159969

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 29, 2003

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

     As of August 12, 2003, 100 shares of the registrant's common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of the registrant. As of August 12, 2003, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

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
                                                                                                  (302) 427-5822


                     ADDITIONAL REGISTRANTS

                                                                                                   Address, including zip
                                                                            Commission File No./   code and telephone
Exact name of registrant as     State or other               No. of         I.R.S. Employer        number, including area
specified in its charter        jurisdiction of              Shares         Identification No.     code, of registrant's
                                incorporation or             Outstanding                           principal executive
                                organization                                                       offices
---------------------------     ----------------             -----------    --------------------  --------------------------
ISP Chemicals LLC               Delaware                     N/A            333-70144-04/         Route 95 Industrial Area,
                                                                            22-3807378            P.O. Box 37
                                                                                                  Calvert City, KY 42029
                                                                                                  (270) 395-4165
ISP Management LLC              Delaware                     N/A            333-70144-05/         1361 Alps Road
                                                                            22-3807385            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Minerals LLC                Delaware                     N/A            333-70144-01/         34 Charles Street
                                                                            22-3807387            Hagerstown, MD 21740
                                                                                                  (301) 733-4000
ISP Technologies                Delaware                     N/A            333-70144-06/          4501 Attwater Avenue and
   LLC                                                                      22-3807390            State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411
ISP Investments                 Delaware                     N/A            333-70144-03/         300 Delaware Avenue
   LLC                                                                      22-3807381            Suite 303
                                                                                                  Wilmington, DE 19801
                                                                                                  (302) 427-5822
ISP Global                      Delaware                     N/A            333-70144-02/         300 Delaware Avenue
   Technologies                                                             22-3807380            Suite 303
LLC                                                                                               Wilmington, DE 19801
                                                                                                  (302) 427-5852


                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS


                                ISP CHEMCO INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                      SECOND QUARTER ENDED     SIX MONTHS ENDED
                                      --------------------    ------------------
                                       JUNE 30,    JUNE 29,   JUNE 30,  JUNE 29,
                                         2002        2003       2002      2003
                                      --------    ---------   --------  --------
                                                         (THOUSANDS)
Net sales............................ $ 214,724   $ 229,528  $ 433,848  $ 462,104
Cost of products sold................  (138,655)   (147,215)  (284,032)  (299,808)
Selling, general and administrative..   (43,812)    (45,121)   (86,282)   (88,914)
Other operating gains and
  (charges), net.....................     9,396           -     12,228     (1,451)
Amortization of intangible assets....      (153)       (144)      (555)      (288)
                                      ---------   ---------  ---------  ---------
Operating income.....................    41,500      37,048     75,207     71,643
Interest expense.....................   (15,276)    (13,229)   (31,797)   (26,650)
Charge for early retirement of debt..         -           -     (4,294)         -
Other income (expense), net..........       (85)      1,412     (1,956)        75
                                      ---------   ---------  ---------  ---------
Income before income taxes and
  cumulative effect of changes in
  accounting principles..............    26,139      25,231     37,160     45,068
Income taxes.........................    (8,933)     (9,190)   (12,821)   (15,793)
                                      ---------   ---------  ---------  ---------
Income before cumulative effect of
  changes in accounting principles...    17,206      16,041     24,339     29,275

Cumulative effect of changes in
  accounting principles, net of
  income tax benefit of $600 in 2003.         -           -   (155,400)    (1,021)
                                      ---------   ---------  ---------  ---------
Net income (loss).................... $  17,206   $  16,041  $(131,061) $  28,254
                                      =========   =========  =========  =========














      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                  DECEMBER 31,    JUNE 29,
                                                      2002          2003
                                                  ------------ -----------
                                                         (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   33,291   $   42,045
  Accounts receivable, trade, less allowance of
    $6,022 and $6,218 at December 31, 2002 and
    June 29, 2003, respectively..................     79,780      102,680
  Accounts receivable, other.....................     15,371       18,510
  Receivables from related parties...............     12,412       19,449
  Inventories....................................    176,217      173,735
  Deferred income taxes..........................     34,687       37,858
  Prepaid expenses...............................      9,822        9,328
                                                  ----------   ----------
    Total Current Assets.........................    361,580      403,605
Property, plant and equipment, net...............    565,441      568,635
Goodwill, net of accumulated amortization
  of $180,486....................................    325,706      330,957
Intangible assets, net...........................      9,442        9,154
Long-term receivable from related party..........     30,298       31,207
Other assets.....................................     43,016       48,075
                                                  ----------   ----------
Total Assets..................................... $1,335,483   $1,391,633
                                                  ==========   ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt................................ $      144   $       67
  Current maturities of long-term debt...........      2,732        2,722
  Accounts payable...............................     53,205       59,011
  Accrued liabilities............................     89,902       82,060
  Income taxes payable...........................     34,201       36,221
                                                  ----------   ----------
    Total Current Liabilities....................    180,184      180,081
                                                  ----------   ----------
Long-term debt less current maturities...........    623,008      622,269
                                                  ----------   ----------
Deferred income taxes............................    100,715      111,590
                                                  ----------   ----------
Other liabilities................................    103,678      110,493
                                                  ----------   ----------
Shareholder's Equity:
   Common stock, $.01 par value per share;
    1,000 shares authorized; 100 shares issued
    and outstanding .............................          -            -
  Additional paid-in capital.....................    398,023      399,474
  Accumulated deficit............................    (51,126)     (22,872)
  Accumulated other comprehensive loss...........    (18,999)      (9,402)
                                                  ----------   ----------
    Total Shareholder's Equity...................    327,898      367,200
                                                  ----------   ----------
Total Liabilities and Shareholder's Equity....... $1,335,483   $1,391,633
                                                  ==========   ==========


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                           --------------------
                                                            JUNE 30,   JUNE 29,
                                                              2002       2003
                                                            --------  ---------
                                                                (THOUSANDS)

Cash and cash equivalents, beginning of period............. $  10,830  $ 33,291
                                                            ---------  --------
Cash provided by (used in) operating activities:
  Net income (loss)........................................  (131,061)   28,254
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Cumulative effect of changes in accounting principles   155,400     1,021
      Gain on sale of assets...............................    (5,468)        -
      Depreciation.........................................    27,678    29,723
      Amortization of intangible assets....................       555       288
      Deferred income taxes................................     4,205     8,304
  (Increase) decrease in working capital items.............     5,229   (22,269)
  Proceeds (repayments) from sale of accounts receivable...    (3,883)     (688)
  Increase in receivable from related parties..............    (5,379)   (7,946)
  Change in cumulative translation adjustment..............    10,584     7,177
  Other, net...............................................    (1,849)   (5,020)
                                                             --------  --------
Net cash provided by operating activities..................    56,011    38,844
                                                             --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions....................   (30,610)  (33,005)
  Net proceeds from sale of assets.........................    27,271         -
                                                             --------  --------
Net cash used in investing activities......................    (3,339)  (33,005)
                                                             --------  --------
Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt...................         6       (77)
  Decrease in borrowings under revolving credit facility...   (56,850)        -
  Repayments of long-term debt.............................  (183,464)     (879)
  Call premium on redemption of debt.......................    (2,734)        -
  Decrease in restricted cash..............................   182,130         -
  Debt issuance costs......................................      (797)        -
  Capital contribution from parent company.................     6,891     1,451
                                                             --------  --------
Net cash provided by (used in) financing activities........   (54,818)      495
                                                             --------  --------
Effect of exchange rate changes on cash....................       554     2,420
                                                             --------  --------
Net change in cash and cash equivalents....................    (1,592)    8,754
                                                             --------  --------
Cash and cash equivalents, end of period...................  $  9,238  $ 42,045
                                                             ========  ========







      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                                                              SIX MONTHS ENDED
                                                            --------------------
                                                             JUNE 30,   JUNE 29,
                                                               2002       2003
                                                            ---------  ---------
                                                                 (THOUSANDS)

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized).................   $ 32,425    $ 26,202
    Income taxes (including taxes paid pursuant to the
       Tax Sharing Agreement)............................      4,012       5,774


Acquisition of mineral products facility:
    Fair market value of assets acquired.................   $ 11,421
    Purchase price of acquisition........................     11,421
                                                            --------
    Liabilities assumed..................................   $      -
                                                            ========

Acquisition of Germinal S.A., net of $436
    cash acquired:
    Fair market value of assets acquired.................               $  7,685
    Purchase price of acquisition........................                  7,252
                                                                        --------
    Liabilities assumed..................................               $    433
                                                                        ========
























      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



     The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at June 29, 2003, and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and June 29, 2003. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K").


NOTE 1.  CHARGE FOR EARLY RETIREMENT OF DEBT

     On January 14, 2002, the Company's indirect parent company, International Specialty Products Inc. ("ISP"), redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003 (the "2003 Notes"), of which $182.1 million was reflected on the Company's Consolidated Balance Sheet at December 31, 2001. As a result, the Company recorded an extraordinary loss on the early retirement of debt of $2.8 million ($4.3 million before income tax benefit of $1.5 million). In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of Accounting Principles Board Opinion No. 30 for classification as extraordinary. The Company adopted SFAS No. 145 effective January 1, 2003 and, as a result, the Consolidated Statement of Operations for the first six months of 2002 was restated to reclassify the pre-tax extraordinary charge of $4.3 million on the early retirement of debt to a separate line item of pre-tax income. The tax benefit of $1.5 million related to the extraordinary charge has been reclassified and is included in "Income taxes."


NOTE 2.  ASSET RETIREMENT OBLIGATIONS

     The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company holds long-lived assets that have legal obligations associated with their retirement. These assets include deep wells that require capping, minerals quarries that require reclamation and other plant assets subject to certain environmental regulations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. Subsequent to the initial measurement of the ARO, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. If the obligation is settled for other than the carrying amount of the liability, the Company would then recognize a gain or loss on settlement. As a result of adopting SFAS No. 143, effective January 1, 2003, the Company recognized an after-tax charge of $1.0 million ($1.6 million before an income tax benefit of $0.6 million) as the cumulative effect of a change in accounting principle, and recorded an ARO of $1.9 million and a net increase in

                                ISP CHEMCO INC.

NOTE 2.  ASSET RETIREMENT OBLIGATIONS - (CONTINUED)

property, plant and equipment of $0.3 million. The ongoing expense on an annual basis resulting from the initial adoption of SFAS No. 143 is approximately $0.2 million.

     The change in the ARO during the six months ended June 29, 2003 is as follows:

                                                                  (Thousands)
          ARO liability recognized as of January 1, 2003.......    $  1,871
          Liabilities incurred, quarter ended June 29, 2003....          16
          ARO liability accretion..............................          90
                                                                   --------
          ARO liability balance, June 29, 2003.................    $  1,977
                                                                   ========

     The pro forma ARO would have been $1.7 million on January 1, 2002 and $1.8 million on June 30, 2002 if SFAS No. 143 had been applied during all periods affected.

     For the six months ended June 30, 2002, the reported net loss on a pro forma basis would have been $131.2 million, including an additional $0.1 million due to additional depreciation and liability accretion from AROs. The net income for the six months ended June 29, 2003 would have increased on a pro forma basis by $1.0 million to $29.3 million due to the elimination of the cumulative effect of the change in accounting principle recorded on January 1, 2003 on the adoption of SFAS No. 143. For the second quarter of 2002, the pro forma net income would have been $40 thousand lower, while for the second quarter of 2003, actual and pro forma net income are the same.


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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 for both annual and interim reporting

                                ISP CHEMCO INC.

NOTE 3.  NEW ACCOUNTING STANDARDS - (CONTINUED)

periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications required for fiscal years ending after December 15, 2002 were disclosed in the Company's 2002 Form 10-K. However, as discussed in Note 4, with the completion of the going private transaction by ISP in February 2003, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to the Company as it relates to those plans. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and has adopted the additional disclosure provisions of SFAS No. 148. Since compensation expense related to such incentive units is included in the actual Consolidated Statements of Operations, the Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as a financial standby letter of credit, a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees, indemnification contracts or indirect guarantees of indebtedness of others that would be subject to the initial recognition and measurement provisions of FIN 45. As discussed in
Note 10, the Company's 10 1/4% Senior Subordinated Notes due 2011 are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to

                                ISP CHEMCO INC.

NOTE 3.  NEW ACCOUNTING STANDARDS - (CONTINUED)

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


NOTE 4.  OTHER OPERATING GAINS AND CHARGES

     On February 28, 2003, ISP completed a going private transaction whereby stockholders of ISP approved the Agreement and Plan of Merger dated as of November 8, 2002 of International Specialty Products Holdings Inc. with and into ISP and pursuant to which holders of ISP common stock received $10.30 per share in cash for each share of ISP common stock owned (except as otherwise provided in the merger agreement). As a result of completing this going private transaction, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. As a result, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received a cash amount equal to the excess of $10.30 over the exercise price of such stock options, aggregating $1.5 million. Compensation expense of $1.5 million related to the payment for stock option terminations was recorded in the first quarter of 2003 and is included in "Other operating gains and (charges), net." In addition, outstanding restricted common stock awards were replaced with long-term incentive units of comparable vesting and a value equivalent to the previous awards based on the buyout price of $10.30 per award. First quarter 2002 results included an other operating gain of $2.8 million for a contract termination related to the sale of the Company's FineTech business. The Company recorded an additional second quarter 2002 pre-tax gain, after expenses, of $5.5 million related to this sale. In the second quarter of 2002, the Company received $4.0 million in settlement of a manufacturing and supply contract with a customer of the fine chemicals business. After related expenses, a pre-tax gain of $3.9 million was recognized. For additional information, reference is made to Note 6 to Consolidated Financial Statements contained in the 2002 Form 10-K.

                                ISP CHEMCO INC.

NOTE 5.  2003 EXECUTIVE LONG-TERM INCENTIVE PLAN

     In May 2003, ISP adopted the 2003 Executive Long-Term Incentive Plan (the "Plan"), which authorizes the grant of incentive units ("Incentive Units") to eligible employees of the Company. The Plan is administered by a committee (the "Committee") appointed by the Board of Directors of ISP from among the employees of ISP. The Committee, in its sole discretion, determines the number of Incentive Units to be granted to each eligible employee. The Plan will terminate ten years after its effective date of May 15, 2003.


NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

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

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the six months ended June 29, 2003. See Note 8 for a discussion of a change in the composition of the Company's business segments, effective January 1, 2003. Also, see Note 10 for a discussion of the acquisition of Germinal S.A.


                                                 Specialty        Industrial         Mineral       Total
                                                 Chemicals        Chemicals         Products      Goodwill
                                                ----------        ----------        ---------     ---------
                                                                         (Thousands)
   Balance, December 31, 2002........           $ 274,167        $        -         $  51,539     $ 325,706
   Acquisition of Germinal S.A. .....               5,537                 -                 -         5,537
   Translation adjustment............                (286)                -                 -          (286)
                                                ---------        ----------         ---------     ---------
   Balance, June 29, 2003............           $ 279,418        $        -         $  51,539     $ 330,957
                                                =========        ==========         =========     =========

     Intangible assets at December 31, 2002 and June 29, 2003 relate to the Company's biocides business, which was acquired on December 31, 2001. The following is information as of December 31, 2002 and June 29, 2003 related to the Company's acquired intangible assets:



                                                                              December 31, 2002             June 29, 2003
                                                        Range of    ----------------------------   ---------------------------
                                                      Amortizable   Gross Carrying   Accumulated   Gross Carrying  Accumulated
                                                         Lives          Amount      Amortization       Amount     Amortization
                                                      -----------   --------------  ------------   -------------- ------------
                                                                                    (Dollars in Thousands)
  Intangible assets subject to amortization:
    Patents.....................................      5-20 years    $      669      $      (57)    $      669     $      (85)
    Non-compete agreements......................       2-5 years         1,571            (485)         1,571           (728)
    EPA registrations...........................         5 years           167             (33)           167            (50)
                                                                    ----------      ----------     ----------     ----------
      Total amortized intangible assets.........                         2,407            (575)         2,407           (863)
                                                                    ----------      ----------     ----------     ----------
  Intangible assets not subject to amortization:
    Trademarks..................................                         2,962               -          2,962              -
    EPA registrations...........................                         4,648               -          4,648              -
      Total unamortized intangible assets.......                         7,610               -          7,610              -
                                                                    ----------      ----------     ----------     ----------
  Total intangible assets.........................                  $   10,017      $     (575)    $   10,017     $     (863)
                                                                    ==========      ==========     ==========     ==========

                                ISP CHEMCO INC.

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)


        Estimated amortization expense:
        Year ended December 31,                               (Thousands)
        2003................................................ $     575
        2004................................................       290
        2005................................................       290
        2006................................................       290
        2007................................................        26


NOTE 7.  COMPREHENSIVE INCOME (LOSS)


                                               Second Quarter Ended     Six Months Ended
                                               --------------------   ---------------------
                                                June 30,   June 29,   June 30,     June 29,
                                                   2002      2003        2002        2003
                                                --------   --------   --------    ---------
                                                                (Thousands)
Net income (loss).............................  $ 17,206   $ 16,041   $(131,061)  $  28,254
                                                --------   --------   ---------   ---------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
    Net derivative losses, net of income tax
      benefit of $11, $0, $12 and $0,
      respectively............................       (20)        -          (22)          -
    Less: reclassification adjustment for
      losses included in net income, net of
      income tax benefit of $316, $0, $534
      and $0, respectively....................      (611)        -         (986)          -
                                                --------   -------    ---------   ---------
  Total change for the period.................       591         -          964           -
                                                --------   -------    ---------   ---------
Foreign currency translation adjustment.......    11,172     8,107       11,138       9,597
                                                --------   -------    ---------   ---------
Total other comprehensive income..............    11,763     8,107       12,102       9,597
                                                --------  --------    ---------   ---------
Comprehensive income (loss)...................  $ 28,969  $ 24,148    $(118,959)  $  37,851
                                                ========  ========    =========   =========


     Changes in the components of "Accumulated other comprehensive loss" for the six months ended June 29, 2003 are as follows:

                                    Cumulative     Additional
                                    Foreign        Minimum       Accumulated
                                    Currency       Pension       Other
                                    Translation    Liability     Comprehensive
                                    Adjustment     Adjustment    Loss
                                    ----------     ----------    -------------
                                                  (Thousands)
Balance, December 31, 2002.......   $  (13,595)   $  (5,404)    $ (18,999)
Change for the period............        9,597            -         9,597
                                    ----------    ---------     ---------
Balance, June 29, 2003...........   $   (3,998)   $  (5,404)    $  (9,402)
                                    ==========    =========     =========

                                ISP CHEMCO INC.

NOTE 8.  BUSINESS SEGMENT INFORMATION

                                               Second Quarter Ended      Six Months Ended
                                               ---------------------   --------------------
                                                June 30,    June 29,     June 30,  June 29,
                                                  2002        2003         2002      2003
                                               ---------   ---------    --------  ---------
                                                               (Thousands)
Net sales (1):
  Specialty Chemicals.......................   $ 146,711   $ 159,001    $ 306,282  $ 316,914
  Industrial Chemicals......................      42,338      44,391       77,863     93,527
  Mineral Products (2)......................      25,675      26,136       49,703     51,663
                                               ---------   ---------    ---------  ---------
Net sales...................................   $ 214,724   $ 229,528    $ 433,848  $ 462,104
                                               =========   =========    =========  =========

Operating income (1):
  Specialty Chemicals.......................   $  33,844   $  33,694    $  59,285  $  66,937
  Industrial Chemicals......................         403      (1,393)       3,064     (4,121)
  Mineral Products..........................       7,219       4,739       12,888      8,737
                                               ---------   ---------    ---------   --------
  Total segment operating income............      41,466      37,040       75,237     71,553
  Unallocated corporate office..............          34           8          (30)        90
                                               ---------   ---------    ---------  ---------
Total operating income......................      41,500      37,048       75,207     71,643
Interest expense and other, net.............     (15,361)    (11,817)     (38,047)   (26,575)
                                               ---------   ---------    ---------  ---------
Income before income taxes and cumulative
  effect of changes in accounting principles   $  26,139   $  25,231    $  37,160  $  45,068
                                              ==========   =========    =========  =========


(1) Effective January 1, 2003, the Company changed the composition of its reportable segments to be consistent with the current structure of the Company's businesses. Over the last several years, the Company has increased its focus on its higher margin consumer-oriented businesses. Consistent with that business focus, the Company now reports three business segments: Specialty Chemicals, Industrial Chemicals and Mineral Products. The Company's Specialty Chemicals segment consists of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines. Sales and operating income by business segment for the second quarter and six months ended June 30, 2002 have been restated to conform to the 2003 presentation.

(2) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $19.7 and $20.0 million for the second quarter of 2002 and 2003, respectively, and $38.8 and $39.7 for the first six months of 2002 and 2003, respectively.

NOTE 9.  INVENTORIES

     Inventories comprise the following:

                                       December 31,   June 29,
                                           2002         2003
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $113,912      $116,395
     Work-in-process...............       32,407        31,034
     Raw materials and supplies....       29,898        26,306
                                        --------      --------
     Inventories...................     $176,217      $173,735
                                        ========      ========

                                ISP CHEMCO INC.

NOTE 9.  INVENTORIES - (CONTINUED)

     At December 31, 2002 and June 29, 2003, $62.0 and $55.6 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $2.8 and $3.9 million higher at December 31, 2002 and June 29, 2003, respectively.


NOTE 10.  ACQUISITION

     In May 2003, the Company acquired 100% of the stock of Germinal S.A., a supplier of food ingredients to the meat and dairy industry in southern Latin America, for $7.3 million in cash, net of $0.4 million cash acquired. Germinal has a manufacturing facility at its headquarters in Cabreuva, Brazil. In accordance with SFAS No. 141, "Business Combinations," the purchase price was allocated on a preliminary basis to the estimated fair value of the identifiable assets acquired, primarily property plant and equipment, and the excess of $5.5 million was recorded as goodwill. The Company is in the process of evaluating the fair value of the net assets acquired and, therefore, the purchase price allocation is subject to refinement. The results of the Germinal business are included in the Company's results of operations from the date of acquisition and are not expected to have a material impact on the Company's results of operations for the year 2003.


NOTE 11. GUARANTOR FINANCIAL INFORMATION

     In 2001, the Company and three of its wholly owned subsidiaries jointly issued, in three separate transactions, a total of $405.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The 2011 Notes are guaranteedby all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

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

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      SECOND QUARTER ENDED JUNE 30, 2002
                                 (THOUSANDS)

                                                                         Non-
                                             Parent      Guarantor    Guarantor
                                            Company    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                            -------    ------------  ------------   ------------   ------------
Net sales ................................ $      -    $  108,196      $  106,528   $        -      $  214,724
Intercompany net sales ...................        -        53,115           3,035      (56,150)              -
                                           --------    ----------      ----------   ----------      ----------
   Total net sales .......................        -       161,311         109,563      (56,150)        214,724
                                           --------    ----------      ----------   ----------      ----------
Cost of products sold ....................        -      (107,488)        (87,317)      56,150        (138,655)
Selling, general and administrative ......        -       (28,604)        (15,208)                     (43,812)
Other operating gains and (charges), net..        -         6,317           3,079                        9,396
Amortization of intangible assets.........        -          (153)              -                         (153)
                                           --------    ----------      ----------   ----------      ----------
Operating income .........................        -        31,383          10,117            -          41,500
Equity in income of subsidiaries .........   16,697             -               -      (16,697)              -
Intercompany royalty income (expense), net        -         8,017          (8,017)                           -
Interest expense .........................      910       (15,983)           (203)                     (15,276)
Other income (expense), net ..............     (126)       (3,415)          3,456                          (85)
                                           --------    ----------      ----------   ----------      ----------
Income before income taxes ...............   17,481        20,002           5,353      (16,697)         26,139
Income taxes  ............................     (275)       (7,411)         (1,247)                      (8,933)
                                           --------    ----------      ----------   ----------      ----------
Net income ............................... $ 17,206    $   12,591      $    4,106   $  (16,697)     $   17,206
                                           ========    ==========      ==========   ==========      ==========





                                ISP CHEMCO INC.
               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      SECOND QUARTER ENDED JUNE 29, 2003
                                 (THOUSANDS)

                                                                        Non-
                                            Parent      Guarantor    Guarantor
                                           Company    Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                           -------    ------------  ------------   ------------    ------------
Net sales ................................ $     -     $  109,001     $  120,527    $        -      $  229,528
Intercompany net sales ...................       -         58,669          3,805       (62,474)              -
                                           -------     ----------     ----------    ----------      ----------
   Total net sales .......................       -        167,670        124,332       (62,474)        229,528
                                           -------     ----------     ----------    ----------      ----------
Cost of products sold ....................       -       (121,243)       (88,446)       62,474        (147,215)
Selling, general and administrative ......       -        (28,590)       (16,531)                      (45,121)
Amortization of intangible assets ........       -           (144)             -                          (144)
                                           -------     ----------     ----------    ----------      ----------

Operating income .........................       -         17,693         19,355             -          37,048
Equity in income of subsidiaries .........  17,990              -              -       (17,990)              -
Intercompany royalty income (expense), net       -          8,852         (8,852)                            -
Intercompany dividend income .............       -          2,477              -        (2,477)              -
Interest expense .........................     812        (14,601)           560                       (13,229)
Other income (expense), net ..............      (1)        (1,365)         2,778                         1,412
                                           -------     ----------     ----------    ----------      ----------
Income before income taxes................  18,801         13,056         13,841       (20,467)         25,231
Income taxes .............................    (283)        (5,600)        (3,307)                       (9,190)
                                           -------     ----------     ----------    ----------      ----------
Net income ............................... $18,518     $    7,456     $   10,534    $  (20,467)     $   16,041
                                           =======     ==========     ==========    ==========      ==========

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2002
                                 (Thousands)

                                                                          Non-
                                            Parent        Guarantor    Guarantor
                                           Company      Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                           -------      ------------  ------------    ------------    ------------
Net sales ................................ $       -     $  226,204     $  207,644    $        -      $  433,848
Intercompany net sales ...................         -        105,278          5,223      (110,501)              -
                                           ---------     ----------     ----------    ----------      ----------
   Total net sales .......................         -        331,482        212,867      (110,501)        433,848
                                           ---------     ----------     ----------    ----------      ----------
Cost of products sold ....................         -       (231,805)      (162,728)      110,501        (284,032)
Selling, general and administrative ......         -        (56,171)       (30,111)                      (86,282)
Other operating gains and (charges), net..         -          9,149          3,079                        12,228
Amortization of intangible assets.........         -           (530)           (25)                         (555)
                                           ---------     ----------     ----------    ----------      ----------

Operating income .........................         -         52,125         23,082             -          75,207
Equity in loss of subsidiaries ...........   (86,349)             -              -        86,349               -
Intercompany royalty income (expense), net         -         15,158        (15,158)                            -
Interest expense .........................     1,413        (34,075)           865                       (31,797)
Charge for early retirement of debt.......    (4,294)             -              -                        (4,294)
Other income (expense), net ..............      (128)        (3,866)         2,038                        (1,956)
                                           ---------     ----------     ----------    ----------      ----------
Income before income taxes and cumulative
  effect of change in accounting principle   (89,358)        29,342         10,827        86,349          37,160
Income taxes .............................     1,010        (10,626)        (3,205)                      (12,821)
                                           ---------     ----------     ----------    ----------      ----------
Income before cumulative effect of change
  in accounting principle.................   (88,348)        18,716          7,622        86,349          24,339
Cumulative effect of change in accounting
   principle..............................   (42,713)      (112,687)             -                      (155,400)
                                           ---------     ----------     ----------    ----------      ----------
Net income (loss) ........................ $(131,061)    $  (93,971)    $    7,622    $   86,349      $ (131,061)
                                           =========     ==========     ==========    ==========      ==========




                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED JUNE 29, 2003
                                 (THOUSANDS)

                                                                          Non-
                                            Parent        Guarantor    Guarantor
                                           Company      Subsidiaries  Subsidiaries     Eliminations   Consolidated
                                           -------      ------------  ------------     ------------   ------------
Net sales ................................ $      -      $  216,640     $  245,464      $        -    $  462,104
Intercompany net sales ...................        -         115,356          6,438        (121,794)            -
                                           --------      ----------     ----------      ----------    ----------
   Total net sales .......................        -         331,996        251,902        (121,794)      462,104
                                           --------      ----------     ----------      ----------    ----------
Cost of products sold ....................        -        (238,036)      (183,566)        121,794      (299,808)
Selling, general and administrative ......        -         (57,494)       (31,420)                      (88,914)
Other operating gains and (charges), net..        -          (1,376)           (75)                       (1,451)
Amortization of intangible assets.........        -            (288)             -                          (288)
                                           --------      ----------     ----------      ----------    ----------

Operating income .........................        -          34,802         36,841               -        71,643
Equity in income of subsidiaries .........   30,380               -              -         (30,380)            -
Intercompany royalty income (expense), net        -          18,052        (18,052)                            -
Intercompany dividend income .............        -           3,210              -          (3,210)            -
Interest expense .........................    1,669         (29,520)         1,201                       (26,650)
Other income (expense), net ..............       (3)         (3,081)         3,159                            75
                                           --------      ----------     ----------      ----------    ----------
Income before income taxes and cumulative
  effect of change in accounting principle   32,046          23,463         23,149         (33,590)       45,068
Income taxes .............................     (582)        (10,969)        (4,242)                      (15,793)
                                           --------      ----------     ----------      ----------    ----------
Income before cumulative effect of change
  in accounting principle.................   31,464          12,494         18,907         (33,590)       29,275
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $600 ...................................        -            (583)          (438)                       (1,021)
                                           --------      ----------     ----------      ----------    ----------
Net income ............................... $ 31,464      $   11,911     $   18,469      $  (33,590)   $   28,254
                                           ========      ==========     ==========      ==========    ==========

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002
                                 (THOUSANDS)

                                                                          Non-
                                              Parent     Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries    Eliminations   Consolidated
                                             --------   ------------  ------------    ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............   $      6    $   17,735   $  15,550       $        -      $    33,291
   Accounts receivable, trade, net .......          -         6,025      73,755                            79,780
   Accounts receivable, other ............          -         4,835      10,536                            15,371
   Receivables from related parties.......        (32)       12,875        (431)                           12,412
   Inventories ...........................          -       104,000      72,217                           176,217
   Deferred income taxes..................          -        19,313      15,374                            34,687
   Prepaid expenses ......................          -         4,948       4,874                             9,822
                                             --------    ----------   ---------       ---------       -----------
     Total current assets ................        (26)      169,731     191,875               -           361,580
Investment in subsidiaries ...............    294,505       171,977           -        (466,482)                -
Intercompany loans .......................     16,021       (16,354)        333                                 -
Due from (to) subsidiaries, net ..........          -        52,554     (52,554)                                -
Property, plant and equipment, net .......          -       497,768      67,673                           565,441
Goodwill, net ............................     89,931       235,775           -                           325,706
Intangible assets, net ...................          -         9,442           -                             9,442
Long-term receivable from related party...          -             -      30,298                            30,298
Other assets .............................          -        42,676         340                            43,016
                                             --------    ----------   ---------      ----------       -----------
Total Assets .............................   $400,431    $1,163,569   $ 237,965      $ (466,482)      $ 1,335,483
                                             ========    ==========   =========      ==========       ===========



LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................   $      -    $        -   $     144      $        -        $      144
   Current maturities of long-term debt ..          -         2,728           4                             2,732
   Accounts payable ......................          -        34,870      18,335                            53,205
   Accrued liabilities ...................          -        66,229      23,673                            89,902
   Income taxes payable...........             16,520         3,472      14,209                            34,201
                                             --------    ----------   ---------      ----------        ----------
     Total Current liabilities ...........     16,520       107,299      56,365               -           180,184
Long-term debt less current maturities ...          -       623,002           6                           623,008
Deferred income taxes ....................          -        91,771       8,944                           100,715
Other liabilities ........................     56,013        46,992         673                           103,678
Total Shareholder's Equity ...............    327,898       294,505     171,977        (466,482)          327,898
                                             --------    ----------   ---------      ----------        ----------
Total Liabilities and Shareholder's
   Equity ................................  $ 400,431    $1,163,569   $ 237,965      $ (466,482)      $ 1,335,483
                                            =========    ==========   =========      ==========       ===========

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 29, 2003
                                 (THOUSANDS)

                                                                           Non-
                                             Parent     Guarantor       Guarantor
                                            Company    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                            -------    ------------    ------------    ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............  $      6    $   23,562      $  18,477        $        -      $    42,045
   Accounts receivable, trade, net .......         -         4,098         98,582                            102,680
   Accounts receivable, other ............         -         2,287         16,223                             18,510
   Receivables from related parties.......       185        19,737           (473)                            19,449
   Inventories ...........................         -       102,843         70,892                            173,735
   Deferred income taxes..................         -        19,313         18,545                             37,858
   Prepaid expenses ......................         -         3,907          5,421                              9,328
                                            --------    ----------      ---------        ----------      -----------
     Total current assets ................       191       175,747        227,667                 -          403,605
Investment in subsidiaries ...............   334,633       198,360              -          (532,993)               -
Intercompany loans .......................    16,021        (8,576)        (7,445)                                 -
Due from (to) subsidiaries, net ..........         -        63,012        (63,012)                                 -
Property, plant and equipment, net .......         -       494,293         74,342                            568,635
Goodwill, net ............................    89,931       235,775          5,251                            330,957
Intangible assets, net ...................         -         9,154              -                              9,154
Long-term receivable from related party...         -             -         31,207                             31,207
Other assets .............................         -        47,441            634                             48,075
                                            --------   -----------      ---------        ----------      -----------
Total Assets .............................  $440,776   $ 1,215,206      $ 268,644        $ (532,993)     $ 1,391,633
                                            ========   ===========      =========        ==========      ===========



LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................  $      -   $         -      $      67        $        -      $        67
   Current maturities of long-term debt ..         -         2,719              3                              2,722
   Accounts payable ......................         -        34,115         24,896                             59,011
   Accrued liabilities ...................         -        63,215         18,845                             82,060
   Income taxes payable...................    17,579         3,483         15,159                             36,221
                                            --------   -----------      ---------        ----------      -----------
     Total Current liabilities ...........    17,579       103,532         58,970                 -          180,081
Long-term debt less current maturities ...         -       622,238             31                            622,269
Deferred income taxes ....................         -       101,665          9,925                            111,590
Other liabilities ........................    55,997        53,138          1,358                            110,493
Total Shareholder's Equity ...............   367,200       334,633        198,360          (532,993)         367,200
                                            --------   -----------      ---------        ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................  $440,776   $ 1,215,206      $ 268,644        $ (532,993)     $ 1,391,633
                                            ========   ===========      =========        ==========      ===========

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                        SIX MONTHS ENDED JUNE 30, 2002
                                 (THOUSANDS)


                                                                                             Non-
                                                              Parent       Guarantor       Guarantor
                                                             Company      Subsidiaries    Subsidiaries      Consolidated
                                                            --------     -------------  --------------    --------------
Cash and cash equivalents, beginning of period............  $      5     $    3,611      $     7,214         $   10,830
                                                            --------     ----------      -----------         ----------
Cash provided by (used in) operating activities:
  Net income (loss).......................................   (44,712)       (93,971)           7,622           (131,061)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Cumulative effect of change in accounting principle..    42,713        112,687                -            155,400
     Gain on sale of assets...............................         -         (2,389)          (3,079)            (5,468)
     Depreciation.........................................         -         22,992            4,686             27,678
     Amortization of intangible assets....................         -            530               25                555
     Deferred income taxes................................    (1,460)        10,092           (4,427)             4,205
  (Increase) decrease in working capital items............     8,783            309           (3,863)             5,229
  Proceeds (repayments) from sale of accounts receivable..         -              -           (3,883)            (3,883)
  (Increase) decrease in receivable from related parties..        56         (4,119)          (1,316)            (5,379)
  Change in amounts due to (from) subsidiaries............         -         21,970          (21,970)                 -
  Change in investment in and advances to affiliates......    87,215       (100,627)          13,412                  -
  Change in cumulative translation adjustment.............         -              -           10,584             10,584
  Other, net..............................................     4,354           (832)          (5,371)            (1,849)
                                                            --------     ----------      -----------         ----------
Net cash provided by (used in) operating activities.......    96,949        (33,358)          (7,580)            56,011
                                                            --------     ----------      -----------         ----------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition....................         -        (27,317)          (3,293)           (30,610)
  Net proceeds from sale of assets........................         -          7,533           19,738             27,271
                                                            --------     ----------      -----------         ----------
Net cash provided by (used in) investing activities.......         -        (19,784)          16,445             (3,339)
                                                            --------     ----------      -----------         ----------
Cash provided by (used in) financing activities:
  Increase in short-term debt.............................         -              -                6                  6
  Decrease in borrowings under revolving
    credit facility.......................................         -        (56,850)               -            (56,850)
  Repayments of long-term debt............................  (182,232)        (1,210)             (22)          (183,464)
  Call premium on redemption of debt......................    (2,734)             -                -             (2,734)
  Change in net intercompany loans........................         -         11,816          (11,816)                 -
  Decrease in restricted cash.............................    81,130        101,000                -            182,130
  Debt issuance costs.....................................         -           (797)               -               (797)
  Capital contribution from parent company................     6,891              -                -              6,891
                                                            --------     ----------      -----------         ----------
Net cash provided by (used in) financing activities.......   (96,945)        53,959          (11,832)           (54,818)
                                                            --------     ----------      -----------         ----------
Effect of exchange rate changes on cash...................         -              -              554                554
                                                            --------     ----------      -----------         ----------
Net change in cash and cash equivalents...................         4            817           (2,413)            (1,592)
                                                            --------     ----------      -----------         ----------
Cash and cash equivalents, end of period..................  $      9     $    4,428      $     4,801         $    9,238
                                                            ========     ==========      ===========         ==========

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                        SIX MONTHS ENDED JUNE 29, 2003
                                 (THOUSANDS)

                                                                                            Non-
                                                              Parent      Guarantor      Guarantor
                                                             Company     Subsidiaries   Subsidiaries   Consolidated
                                                            --------     ------------   ------------   ------------
Cash and cash equivalents, beginning of period............  $      6     $   17,735     $    15,550     $  33,291
                                                            --------     ----------     -----------     ---------
Cash provided by (used in) operating activities:
  Net income .............................................    (2,126)        11,911          18,469        28,254
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Cumulative effect of change in accounting principle..         -            583             438         1,021
     Depreciation.........................................         -         24,024           5,699        29,723
     Amortization of intangible assets....................         -            288               -           288
     Deferred income taxes................................         -         10,494          (2,190)        8,304
  (Increase) decrease in working capital items............     1,059          2,537         (25,865)      (22,269)
  Proceeds (repayments) from sale of accounts receivable..         -              -            (688)         (688)
  Increase in receivable from related parties.............      (217)        (6,862)           (867)       (7,946)
  Change in amounts due to (from) subsidiaries............         -        (10,458)         10,458             -
  Change in investment in and advances to affiliates......      (151)          (643)            794             -
  Change in cumulative translation adjustment.............         -              -           7,177         7,177
  Other, net..............................................       (16)           643          (5,647)       (5,020)
                                                            --------     ----------     -----------     ---------
Net cash provided by (used in) operating activities.......    (1,451)        32,517           7,778        38,844
                                                            --------     ----------     -----------     ---------
Cash used in investing activities:
  Capital expenditures and acquisition....................         -        (20,486)        (12,519)      (33,005)
                                                            --------     ----------     -----------     ---------
Net cash used in investing activities.....................         -        (20,486)        (12,519)      (33,005)
                                                            --------     ----------     -----------     ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt.............................         -              -             (77)          (77)
  Repayments of long-term debt............................         -           (903)             24          (879)
  (Increase) decrease in intercompany loans...............         -         (7,778)          7,778             -
  Dividends and distributions to parent company...........         -          2,477          (2,477)            -
  Capital contribution from parent company................     1,451              -               -         1,451
                                                            --------     ----------     -----------     ---------
Net cash provided by (used in) financing activities.......     1,451         (6,204)          5,248           495
                                                            --------     ----------     -----------     ---------
Effect of exchange rate changes on cash...................         -              -           2,420         2,420
                                                            --------     ----------     -----------     ---------
Net change in cash and cash equivalents...................         -          5,827           2,927         8,754
                                                            --------     ----------     -----------     ---------
Cash and cash equivalents, end of period..................  $      6     $   23,562     $    18,477     $  42,045
                                                            ========     ==========     ===========     =========

                                ISP CHEMCO INC.

NOTE 12.  CONTINGENCIES

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

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

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

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to

                                ISP CHEMCO INC.

NOTE  12.  CONTINGENCIES  - (CONTINUED)

such deficiency against G-I Holdings and one of its subsidiaries, ACI Inc., that also filed for protection under Chapter 11 of the Bankruptcy Code, in the G-I Holdings bankruptcy. If such proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in an amount of approximately $276 million, computed as of June 29, 2003. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. Such objection will be heard by the United States District Court for the District of New Jersey which oversees the G-I Holdings bankruptcy court. For additional information relating to G-I Holdings, reference is made to Notes 9 and 21 to Consolidated Financial Statements contained in the 2002 Form 10-K.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.


RESULTS OF OPERATIONS - SECOND QUARTER 2003 COMPARED WITH
                        SECOND QUARTER 2002

     We recorded second quarter 2003 net income of $16.0 million compared with net income of $17.2 million in the second quarter of 2002. The lower results for the second quarter of 2003 were attributable to $4.5 million lower operating income, partially offset by $2.1 million lower interest expense and $1.5 million higher other income, net. Operating income in the second quarter of 2002 included $9.4 million of other operating gains resulting from a $5.5 million gain on the sale of our FineTech business and a $3.9 million gain on a contract settlement.

     Effective January 1, 2003, we changed the composition of our reportable segments to be consistent with the current structure of our businesses. Over the last several years, we have increased our focus on our higher margin consumer-oriented businesses. Consistent with that business focus, we now report three business segments: Specialty Chemicals, Industrial Chemicals and Mineral Products. Our Specialty Chemicals segment consists of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines. Sales and operating income by business segment for the second quarter and six months ended June 30, 2002 have been restated to conform to the 2003 presentation.

     Net sales for the second quarter of 2003 were $229.5 million compared with $214.7 million for the second quarter of 2002. The $14.8 million (7%) increase in sales resulted from higher unit volumes in the pharmaceutical, food and beverage product lines (totaling $6.8 million) and the favorable impact of the weaker U.S. dollar in Europe ($11.6 million). These sales gains were partially offset by lower volumes in Industrial Chemicals and the fine chemicals product line (totaling $3.5 million) and lower pricing ($2.0 million), mainly in the Mineral Products segment and personal care product line.

     The gross margin for the second quarter of 2003 was 35.9% compared with 35.4% in the second quarter of 2002. The improved margin resulted primarily from the higher volumes in the pharmaceutical and beverage product lines and the favorable impact of the weaker U.S. dollar. Lower gross margins for the Mineral Products and Industrial Chemicals segments were adversely impacted by higher energy costs.

     While operating income in the second quarter of 2003 was $37.0 million compared with $41.5 million in the second quarter of 2002, excluding the other operating gains in the second quarter of 2002 mentioned above, operating income increased from $32.1 million in the second quarter of 2002 to $37.0 million in the second quarter of 2003

 - up 15% (see reconciliation below of non-GAAP financial measures). The higher comparable operating income for the second quarter of 2003 includes improved results in the Specialty Chemicals business segment, partially offset by losses in the Industrial Chemicals segment and lower results in the Mineral Products segment.

     On a comparable basis, excluding the aforementioned other operating gains, operating income for the Specialty Chemicals segment improved 38% to $33.7 million compared with $24.4 million in last year's second quarter. The improved results were primarily attributable to higher unit volumes and the favorable impact of the weaker U.S. dollar in the pharmaceutical and beverage product lines and, with respect to the personal care product line, the favorable impact of the weaker U.S. dollar and manufacturing efficiencies.

     The Industrial Chemicals segment recorded an operating loss of $1.4 million in the second quarter of 2003 compared with operating income of $0.4 million in the second quarter of 2002. The Industrial Chemicals manufacturing operations are principally based in Europe and costs for this business have been adversely impacted by the stronger Euro and higher energy costs, partially offset by manufacturing efficiencies.

     Operating income for the Mineral Products business segment decreased by $2.5 million (35%) to $4.7 million in the second quarter of 2003 because of unfavorable manufacturing costs, primarily higher energy costs, as well as lower pricing.

     Selling, general and administrative expenses for the second quarter of 2003 increased by 3% to $45.1 million from $43.8 million in the same period last year as a result of higher administrative and distribution costs, mainly due to the weaker U.S. dollar. Selling, general and administrative expenses as a percentage of sales were reduced to 19.7% compared with 20.4% in last year's second quarter.

     Interest expense for the second quarter of 2003 was $13.2 million versus $15.3 million for the same period last year. The $2.1 million (14%) decrease was primarily due to lower average interest rates ($1.3 million impact) and, to a lesser extent, lower average borrowings ($0.8 million impact). Other income, net, for the second quarter of 2003 was $1.4 million compared with other expense, net, of $0.1 million in last year's second quarter, with the higher income due primarily to favorable foreign exchange.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments:
Specialty Chemicals; Industrial Chemicals; and Mineral Products. As discussed above, we changed the composition of our reportable segments, effective January 1, 2003. Sales and operating income by business segment for the second quarter of 2002 have been restated to conform to the 2003 presentation. See also Note 8 to consolidated financial statements.

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

                                                               Second Quarter
                                                          ---------------------
                                                             2002          2003
                                                          ---------     -------
                                                                (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP...............................  $    41.5     $  37.0
Non-GAAP adjustments:
     Less: Other operating (gains) charges(1)...........       (9.4)          -
                                                          ---------     -------
Operating income, as adjusted...........................  $    32.1     $  37.0
                                                          =========     =======

Supplemental Business Segment Information:

Operating income:
     Operating income per GAAP - Specialty Chemicals....  $    33.8     $  33.7
     Non-GAAP adjustments (1)...........................       (9.4)          -
                                                          ---------     -------
     Operating income - Specialty Chemicals as adjusted.  $    24.4     $  33.7
                                                          =========     =======

     Operating income per GAAP - Industrial Chemicals...  $     0.4     $  (1.4)
     Non-GAAP adjustments...............................          -           -
                                                          ---------     -------
     Operating income - Industrial Chemicals as adjusted  $     0.4     $  (1.4)
                                                          =========     =======

     Operating income per GAAP - Mineral Products.......  $     7.2     $   4.7
     Non-GAAP adjustments...............................          -           -
                                                          ---------     -------
     Operating income - Mineral Products as adjusted....  $     7.2     $   4.7
                                                          =========     =======

(1) Non-GAAP adjustments in the second quarter of 2002 included an other operating gain of $5.5 million related to the sale of our company's FineTech business and an other operating gain of $3.9 million related to a contract settlement with a customer of our fine chemicals product line, each of which related to the Specialty Chemicals business segment.


Specialty Chemicals

     Sales in the second quarter of 2003 were $159.0 million compared with $146.7 million for the same period last year, while operating income for the second quarter of 2003 was $33.7 million compared with $33.8 million in last year's second quarter. The 8% increase in sales was attributable to higher unit volumes in the pharmaceutical, beverage and food product lines (totaling $6.8 million), and the favorable effect of the weaker U.S. dollar in Europe ($8.0 million). Partially offsetting these sales increases were lower unit volumes in the fine chemicals product line ($2.1 million) and lower pricing ($0.9 million), mainly in the personal care product line in both the skin care and hair care markets. Higher pharmaceutical volumes were primarily attributable to strong growth in the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants).

     Excluding the other operating gains in the second quarter of 2002, discussed above, operating income for the Specialty Chemicals segment increased by 38% for the second quarter of 2003 to $33.7 million compared with $24.4 million in last year's second quarter. The improvement resulted primarily from the favorable effect of the weaker U.S. dollar ($6.0 million) and the impact of higher unit volumes in the pharmaceutical, beverage and food product lines (totaling $3.7 million), partially offset by unfavorable pricing ($0.9 million).

Industrial Chemicals

     Sales in the second quarter of 2003 were $44.4 million compared with $42.3 million in the second quarter of 2002. The 5% increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($3.6 million), partially offset by lower volumes ($1.5 million).

     The Industrial Chemicals segment recorded an operating loss of $1.4 million in the second quarter of 2003 compared with operating income of $0.4 million in the second quarter of 2002. The Industrial Chemicals manufacturing operations are principally based in Europe and costs for this business have been adversely impacted by the stronger Euro. The unfavorable results also included higher energy costs and operating expenses (totaling $3.9 million), partially offset by manufacturing efficiencies ($6.1 million).

Mineral Products

     Sales for the Mineral Products segment for the second quarter of 2003 were $26.1 million compared with $25.7 million for the second quarter of 2002, as higher unit volumes ($1.0 million), mainly increased sales to Building Materials Corporation of America, an affiliate, which we refer to as BMCA, were offset by lower pricing ($0.8 million).

     Operating income for the second quarter of 2003 was $4.7 million compared with $7.2 million for the second quarter of 2002. The $2.5 million (35%) decrease in operating income was due to unfavorable manufacturing costs, primarily as a result of higher energy costs, as well as lower pricing.

RESULTS OF OPERATIONS - FIRST SIX MONTHS 2003 COMPARED WITH
                        FIRST SIX MONTHS 2002

     We have restated our previously issued consolidated financial statements for the first six months of 2002. See Note 1 and Note 8 to consolidated financial statements for further information.

     For the first six months of 2003, we recorded net income of $28.3 million compared with a net loss of $131.1 million in the first six months of 2002. First six months 2003 results include a $1.0 million after-tax charge for the cumulative effect of a change in accounting principle from the adoption of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 143, "Accounting for Asset Retirement Obligations." First six months 2002 results included a $155.4 million goodwill impairment charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

     Income before the cumulative effect of changes in accounting principles was $29.3 million for the first six months of 2003 compared with $24.3 million in the first six months of 2002. The improved results for the first six months of 2003 were attributable to $5.1 million lower interest expense and $2.0 million higher other income, net, partially offset by $3.6 million lower operating income. The results for the first six months of 2002 included a $4.3 million pre-tax charge for the early retirement of debt and other operating gains of $12.2 million, while first six months 2003 results include an other operating charge of $1.5 million for stock option payments related to a going private transaction by our indirect parent company, International Specialty Products Inc., which we refer to as ISP. The other operating gains of $12.2 million in the first six months of 2002 included a $2.8 million gain from a contract termination related to the sale of our company's FineTech business, a $5.5 million gain on the sale of the FineTech business and a $3.9 million gain on a contract settlement.

     Net sales for the first six months of 2003 were $462.1 million compared with $433.8 million for the first six months of 2002. The $28.3 million (6.5%) increase in sales resulted primarily from higher unit volumes in Industrial Chemicals and Mineral Products and the pharmaceutical, food and beverage product lines (totaling $22.3 million) and the favorable impact of the weaker U.S. dollar in Europe ($23.5 million). These sales gains were partially offset by lower pricing in Industrial Chemicals and the personal care product line (totaling $5.3 million) and lower volumes ($12.0 million) in the fine chemicals product line, mainly as a result of the loss of sales to Polaroid, which is operating under bankruptcy court protection.

     The gross margin for the first six months of 2003 was 35.1% compared with 34.5% in the first six months of 2002. The improved margin resulted primarily from manufacturing efficiencies and the favorable impact of the weaker U.S. dollar in the Specialty Chemicals business segment. Lower gross margins for the Mineral Products and Industrial Chemicals segments were adversely impacted by higher energy costs and lower pricing.

     Operating income for the first six months of 2003 was $71.6 million compared with $75.2 million for the first six months of 2002. Excluding the other operating gains and charges in each period mentioned above, operating income on a comparable basis was $73.1 million and $63.0 million for the first six months of 2003 and 2002, respectively (see reconciliation below of non-GAAP financial measures). The higher comparable operating income for the first six months of 2003 includes improved results in the Specialty Chemicals business segment, partially offset by losses in the Industrial Chemicals segment and lower results in the Mineral Products segment.

     On a comparable basis, excluding the aforementioned other operating gains and charges, operating income for the Specialty Chemicals segment improved 44% to $68.0 million compared with $47.1 million in last year's first six months. The improved results were primarily attributable to higher volumes, manufacturing efficiencies, lower operating expenses and the favorable impact of the weaker U.S. dollar, partially offset by lower pricing. The improved results in Specialty Chemicals were adversely impacted by the lack of sales to Polaroid.

     The Industrial Chemicals segment recorded an operating loss of $4.1 million in the first six months of 2003 compared with operating income of $3.1 million in the first six months of 2002. The results were mainly attributable to lower pricing and to the adverse impact of the stronger Euro on European-based manufacturing costs and higher energy costs, partially offset by manufacturing efficiencies.

     Operating income for the Mineral Products business segment decreased by $4.2 million (33%) to $8.7 million in the first six months of 2003 due to unfavorable manufacturing costs, primarily as a result of higher energy costs.

     Selling, general and administrative expenses for the first six months of 2003 increased by 3% to $88.9 million from $86.3 million in the same period last year as a result of higher administrative and distribution costs, mainly due to the weaker U.S. dollar. Selling, general and administrative expenses as a percentage of sales were reduced to 19.2% compared with 19.9% in last year's first six months.

     Interest expense for the first six months of 2003 was $26.7 million versus $31.8 million for the same period last year. The $5.1 million (16%) decrease was primarily due to lower average borrowings ($3.0 million impact) and, to a lesser extent, lower average interest rates ($2.1 million impact). Other income, net, for the first six months of 2003 was $0.1 million compared with other expense, net, of $2.0 million in last year's first six months, with the higher income due primarily to favorable foreign exchange.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments:
Specialty Chemicals; Industrial Chemicals; and Mineral Products. As discussed above, we changed the composition of our reportable segments, effective January 1, 2003. Sales and operating income by business segment for the first six months of 2002 have been restated to conform to the 2003 presentation. See also Note 8 to consolidated financial statements.

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. See "- Results of Operations - Second Quarter 2003 Compared With Second Quarter 2002" for additional discussion of our use of non-GAAP financial measures.

                                                            First Six Months
                                                          -------------------
                                                             2002      2003
                                                          --------   --------
                                                                (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP...............................  $   75.2   $   71.6
Non-GAAP adjustments:
     Less: Other operating (gains) charges(1)...........     (12.2)       1.5
                                                          --------   --------
Operating income, as adjusted...........................  $   63.0   $   73.1
                                                          ========   ========

Supplemental Business Segment Information:

Operating income:
     Operating income per GAAP - Specialty Chemicals....  $   59.3   $   66.9
     Non-GAAP adjustments (1)...........................     (12.2)       1.1
                                                          --------   --------
     Operating income - Specialty Chemicals as adjusted.  $   47.1   $   68.0
                                                          ========   ========

     Operating income per GAAP - Industrial Chemicals...  $    3.1   $   (4.1)
     Non-GAAP adjustments (1)...........................         -        0.2
                                                          --------   --------
     Operating income - Industrial Chemicals as adjusted  $    3.1   $   (3.9)
                                                          ========   ========

     Operating income per GAAP - Mineral Products.......  $   12.9   $    8.7
     Non-GAAP adjustments (1)...........................         -        0.2
                                                          --------   --------
     Operating income - Mineral Products as adjusted....  $   12.9   $    8.9
                                                          ========   ========

     Total segment operating income as adjusted.........  $   63.1   $   73.0
     Unallocated corporate office per GAAP..............      (0.1)       0.1
                                                          --------   --------
     Operating income, as adjusted......................  $   63.0   $   73.1
                                                          ========   ========

(1) Non-GAAP adjustments in the first six months of 2003 represent an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction, which is also presented by business segment. In the first six months of 2002, non-GAAP adjustments included other operating gains of $2.8 million for a contract termination related to the sale of our company's FineTech business, a gain of $5.5 million on the sale of the FineTech business and a $3.9 million gain from the settlement of a manufacturing and supply agreement with a customer of the fine chemicals product line. All non-GAAP adjustments for the first six months of 2002 related to the Specialty Chemicals business segment.

Specialty Chemicals

     Sales in the first six months of 2003 were $316.9 million compared with $306.3 million for the same period last year, while operating income for the first six months of 2003 increased by 13% to $66.9 million from $59.3 million in last year's first six months. The 3% increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($16.4 million) and higher unit volumes in the pharmaceutical,  food  and  beverage  product  lines  (totaling  $9.2  million).
Partially offsetting these sales increases were lower unit volumes ($12.0 million) in the fine chemicals product line, mainly as a result of the loss of sales due to the termination of the supply and license agreement with Polaroid, and unfavorable pricing ($3.2 million), primarily in the personal care product line in both the skin care and hair care markets. Favorable pharmaceutical volumes were primarily attributable to strong growth in the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants).

     Excluding the other operating gains and charges discussed above, operating income for the Specialty Chemicals segment increased by 44% for the first six months of 2003 to $68.0 million compared with $47.1 million in last year's first six months. The improvement resulted primarily from manufacturing efficiencies ($10.0 million), the favorable effect of the weaker U.S. dollar ($11.1 million), the impact of higher unit volumes in the personal care, pharmaceutical, food and beverage product lines (totaling $6.1 million) and lower operating expenses ($3.2 million), partially offset by unfavorable pricing and mix ($4.8 million). The improved results for this segment were adversely impacted by the lower volumes in the fine chemicals product line ($5.1 million), mainly due to the loss of sales to Polaroid.

Industrial Chemicals

     Sales in the first six months of 2003 were $93.5 million compared with $77.9 million in the first six months of 2002. The 20% increase in sales was attributable to higher unit volumes ($11.3 million) and the favorable effect of the weaker U.S. dollar ($7.1 million), partially offset by the continuing adverse effect of unfavorable pricing ($2.9 million) for butanediol.

     The Industrial Chemicals segment recorded an operating loss of $4.1 million in the first six months of 2003, compared with operating income of $3.1 million in the first six months of 2002. The unfavorable results for this business have been adversely impacted by the stronger Euro on European-based manufacturing costs. The unfavorable results also included higher energy costs and operating expenses ($6.5 million) and unfavorable pricing ($2.9 million), partially offset by manufacturing efficiencies ($4.8 million) and the impact of higher volumes and mix ($1.7 million).

     There is ongoing pressure on our pricing and revenue related to commodity type butanediol and related solvents and intermediates. A key competitor in this market completed construction of additional production capacity in Europe for these products during the third quarter of 2002. Another competitor is expected to complete construction of additional capacity in Asia during the fourth quarter of 2003. With the opening of these two facilities, the increase in the supply of these products to the merchant market is resulting in increased downward pressure on pricing.

Mineral Products

     Sales for the Mineral Products segment for the first six months of 2003 were $51.7 million compared with $49.7 million for the first six months of 2002. The 4% increase was due to higher unit volumes

($1.7 million) and included $1.1 million (9%) in higher third party sales and $0.9 million (2%) in higher sales to BMCA.

     Operating income for the first six months of 2003 was $8.7 million compared with $12.9 million for the first six months of 2002. The $4.2 million (33%) decrease in operating income was due to unfavorable manufacturing costs, primarily as a result of higher energy costs.


LIQUIDITY AND FINANCIAL CONDITION

Cash Flow and Cash Position

     During the first six months of 2003, our net cash flow before financing activities was $5.8 million and included $38.8 million of cash generated from operations and the reinvestment of $33.0 million for capital programs and the acquisition of Germinal S.A. (see Note 10 to consolidated financial statements). Cash generated from operations in the first six months of 2003 of $38.8 million included a cash outflow of $7.9 million due to an increase in receivables from related parties, primarily related to an increase in the receivable from BMCA, resulting from the sale of mineral products. Cash invested in additional working capital items totaled $22.3 million during the first six months of 2003, including a $24.8 million increase in receivables as a result of higher sales and a $0.8 million decrease in payables and accrued liabilities. Partially offsetting this increase in working capital items was a $2.9 million decrease in inventories.

     Net cash provided by financing activities during the first six months of 2003 totaled $0.5 million, primarily a $1.5 million capital contribution from ISP for the payment of stock options related to ISP's going private transaction in February 2003, offset by repayments of long-term debt totaling $0.9 million.

     As a result of the foregoing factors, cash and cash equivalents increased by $8.8 million during the first six months of 2003 to $42.0 million.

Current Maturities of Long-Term Debt

     As of June 29, 2003, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended June 2004, totaled $2.7 million, including $2.3 million related to the term loan under our senior credit facilities.

Freetown Facility

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

     We have an operating lease related to equipment at the Freetown facility, which was entered into as part of a 1998 sale-leaseback transaction. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The first renewal term commenced during 2002. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. We are obligated to pay a maximum guaranteed payment amount upon the return of the equipment, currently $32.6 million, reduced by 50% of any proceeds from the subsequent sale of the equipment in excess of $4.8 million. Under generally accepted accounting principles, we cannot recognize this future obligation or recognize an impairment loss relative to the Freetown equipment since, as an operating lease, the Freetown equipment is not carried as a long-lived asset on our balance sheet. However, given the current utilization of the Freetown facility as a result of the Polaroid bankruptcy, if we should exercise the purchase option at the end of any future renewal period or at the termination of the lease in 2005, we would then perform a review for possible impairment of the Freetown assets. We are working toward increasing the utilization of the Freetown plant with additional production of certain personal care products.

Contractual Obligations

     We have a contract with a multinational supplier to supply a substantial amount of our acetylene needs to our Texas City, Texas facility. This supplier generates this raw material as a by-product from the manufacture of ethylene. Pricing under the contract is on a fixed basis and we are obligated to purchase a specified amount of acetylene under the contract. This supplier has closed its operation that was the primary source of acetylene for our Texas City facility. The supplier has an obligation to provide product to us until the end of March 2004 and has confirmed that it will meet this obligation through that date by delivering product from another of its facilities. We have identified several alternative sources of supply of acetylene for the Texas City facility for the period after March 2004. The annualized, incremental cost of acetylene from these sources is estimated to be less than $2.0 million. Although we believe that these alternative sources of supply will be sufficient for our projected needs, there can be no assurance in this regard.

     We also had a contract with another supplier for the delivery of additional amounts of acetylene to our Texas City facility, which expired on June 30, 2003. We have entered into a five-year contract with an alternative source under which we are obligated to purchase specified quantities of acetylene. Pricing is fixed with escalators tied to the Producer Price Index.

     In May 2003, we entered into a long-term contract with BMCA to supply BMCA and its subsidiaries substantially all of their colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of their roofing plants that are supplied by third parties. The contract includes pricing discounts based on volume purchase targets, which, if the highest discount levels are reached over the term of the contract, could adversely impact gross margins and operating income from the Mineral Products segment. Our supply arrangements with BMCA and its subsidiaries are at prices and on terms that we believe are no less favorable to it than could be obtained from an unaffiliated third party.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications required for fiscal years ending after December 15, 2002 were disclosed in our 2002 Form 10-K. However, as discussed in Note 4 to consolidated financial statements, with the completion of the going private transaction by ISP in February 2003, our stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to us as it relates to those plans. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. We expect to continue to account for our long-term incentive units under the accounting prescribed by FIN 28 and have adopted the additional disclosure provisions of SFAS No. 148. Since compensation expense related to such incentive units is included in the actual consolidated statements of operations, our pro forma net income under SFAS No. 123 would have been the same as actual net income.

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

     See Note 12 to Consolidated Financial Statements for information regarding contingencies.

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



               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2002 and June 29, 2003, there were no equity-related financial instruments employed by us to reduce market risk.


                        Item 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

     Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                   PART II


                              OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

     Exhibit Number
     --------------

     31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K filed during the current quarter:

     No reports on Form 8-K were filed during the three-month period ended June 29, 2003.

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
                               ISP GLOBAL TECHNOLOGIES INC.
                               ISP INVESTMENTS INC.




DATE:  August 12, 2003             BY: /s/ Neal E. Murphy
       ---------------                 ------------------

                                       Neal E. Murphy
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  August 12, 2003             BY: /s/Kenneth M. McHugh
       ---------------                 --------------------

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

                        ISP MANAGEMENT LLC
                        By:  ISP Management Company, Inc., its Sole Member

                        ISP MINERALS LLC
                        By:  ISP Minerals Inc., its Sole Member

                        ISP TECHNOLOGIES LLC
                        By:  ISP Technologies Inc., its Sole Member

                        ISP INVESTMENTS LLC
                        By:  ISP Investments Inc., its Sole Member

                        ISP GLOBAL TECHNOLOGIES LLC
                        By:  ISP Global Technologies Inc., its Sole Member


DATE:  August 12, 2003             BY: /s/Neal E. Murphy
       ---------------                 -----------------

                                       Neal E. Murphy
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  August 12, 2003             BY: /s/Kenneth M. McHugh
       ---------------                 --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Accounting Officer)